Form 10-Q
period 1997-03-31
COLONIAL DOWNS HOLDINGS INC
filed 1997-05-15
CIK 1027430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________to _________.


                        Commission file number: 333-18295


                          COLONIAL DOWNS HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Virginia                                  54-1826807
  ---------------------------------            ---------------------------------
    (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation or organization)


       3610 North Courthouse Road
       Providence Forge, Virginia                            23140
 ----------------------------------------                 ----------
 (Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (804) 966-7223


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [ ]     No [X]
                                           (The registrant has filed all reports
                                             required but only became subject to
                                      filing requirements as of March 17, 1997.)

Applicable only to corporate issuers:

As of May 12, 1997, the number of shares outstanding of the Company's Class A Common Stock was 5,000,000 shares and of the Company's Class B Common Stock 2,250,000 shares.

COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION
                                                                           Page
Item 1. - Financial Statements

Consolidated Balance Sheets -                                                4
    March 31, 1997 (unaudited) and December 31, 1996

Consolidated Statements of Income -                                          5
    Three months ended March 31, 1997 and March 31, 1996 (unaudited)

Consolidated Statement of Shareholders' Equity -                             6
    Three months ended March 31, 1997 (unaudited)

Consolidated Statements of Cash Flows -                                      7
    Three months ended March 31, 1997 and March 31, 1996 (unaudited)

Notes to Consolidated Financial Statements                                8-11

Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12-15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  16

Item 5 - Other Information                                                  17

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

                                                                     March 31,               December 31,
                                                                       1997                      1996
                                                                 --------------            --------------
Assets
Current
  Cash and cash equivalents                                           $  36,424                 $  1,380
  Horsemen's deposits                                                         -                      338
  Accounts receivable                                                        68                       39
  Prepaid expenses                                                           21                        9
                                                                       ---------                --------
Total current assets                                                     36,513                    1,766
Property and equipment
  Land                                                                    1,898                      800
  Building and improvements                                               1,512                    1,487
  Leasehold improvements                                                  1,115                    1,109
  Equipment,furnishings and fixtures                                        951                      869
  Vehicles                                                                   19                       19
  Refundable advance - land                                               5,000                        -
  Construction in progress                                                7,898                    5,080
                                                                      ---------                 --------
                                                                         18,393                    9,364
  Less accumulated depreciation and amortization                            181                      126
                                                                      ---------                 --------
Net property and equipment                                               18,212                    9,238
Other
  Licensing costs                                                           999                      942
  Financing costs                                                             -                      332
  Organization costs                                                          8                        8
  Miscellaneous                                                               1                       51
                                                                      ---------                 --------
                                                                          1,008                    1,333
  Less accumulated amortization                                             208                      161
                                                                      ---------                 --------
Total other                                                                 800                    1,172
                                                                      ---------                 --------
Total Assets                                                          $  55,525                 $ 12,176
                                                                      =========                 ========
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                                    $   3,468                 $  3,566
  Management fee payable                                                      -                      210
  Reserve seating commitments                                                66                        -
  Accrued expenses                                                          121                      123
  Uncashed pari-mutuel tickets                                              231                      147
  Income taxes payable                                                       36                        -
  Current maturities of long-term debt
  and capital lease obligations                                              64                       48
  Notes payable - stockholders                                            3,500                    1,638
  Purses due horsemen                                                         -                    1,957
                                                                      ---------                 --------
Total current liabilities                                                 7,486                    7,689
Long-term liabilities
  Long-term debt and capital lease obligations,
    net of current maturities                                               155                       42
Notes payable - stockholders                                              5,500                    3,449
Refundable advance - land                                                 5,000                        -
                                                                      ---------                 --------
Total long-term liabilities                                              10,655                    3,491
                                                                      ---------                 --------
Total liabilities                                                        18,141                   11,180
Stockholders' equity
  Preferred stock, $.01 par value, 2,000,000 shares
    authorized; none issued                                                   -                        -
  Common stock
    Class A, $.01 par value, 12,000,000 shares authorized;
      5,000,000 shares outstanding                                           50                        8
    Class B, $.01 par value, 3,000,000 shares authorized;
      2,250,000 shares outstanding                                           23                       23
  Additional paid-in capital                                             37,883                    1,966
  Retained earnings (deficit)                                              (572)                  (1,001)
                                                                      ---------                 --------
Total stockholders' equity                                               37,384                      996
                                                                      ---------                 --------
Total liabilities & equity                                            $  55,525                 $ 12,176
                                                                      =========                 ========

          See accompanying notes to consolidated financial statements

COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                       1997                     1996
                                                                 --------------            --------------
Revenues
 Pari-mutuel commissions - import simulcasting                         $ 4,997                   $ 1,179
 Admissions                                                                139                        39
 Programs                                                                  208                        69
 Miscellaneous                                                              73                        18
                                                                       -------                   -------
Total revenues                                                           5,417                     1,305
                                                                       -------                   -------
Operating expenses
Direct operating expenses
 Purses & awards                                                         1,232                       295
 Totalisator and simulcast expenses                                        833                       187
 Breeder's fund fees                                                       237                        57
 Pari-mutuel taxes                                                         600                       143
 Direct salaries, payroll taxes and employee benefits                      599                       128
 Other direct expenses                                                     595                       146
 Consulting fees                                                           475                       114
                                                                       -------                   -------
Total direct operating expenses                                          4,571                     1,070
                                                                       -------                   -------
General and administrative expenses
 Management fees - stockholders                                             38                        45
 Attorney and professional fees                                             55                       106
 Other                                                                     173                        95
                                                                       -------                   -------
Total general and administrative expenses                                  266                       246
                                                                       -------                   -------
Depreciation and amortization                                              102                        32
                                                                       -------                   -------
Total operating expenses                                                 4,939                     1,348
                                                                       -------                   -------
Income (loss) from operations                                              478                       (43)

Other income (expense)
 Interest expense - stockholders                                           (38)                      (24)
 Interest income                                                            25                         1
                                                                       -------                   -------
Total other income (expense)                                               (13)                      (23)
                                                                       -------                   -------
Income (loss) before income taxes                                          465                       (66)
Taxes on income                                                            (36)                        -
                                                                       -------                   -------
Net income (loss)                                                      $   429                   $   (66)
                                                                       -------                   -------

Earnings (loss) per share data:
 Earnings (loss) per share                                             $  0.12                   $ (0.02)
                                                                       -------                   -------
 Weighted average number of shares outstanding                           3,614                     3,000
                                                                     =========                  ========

          See accompanying notes to consolidated financial statements

COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

                                                                Common Stock
                                            --------------------------------------------------
                                                  Class A                     Class B            Additional   Retained
                                            ---------------------       ----------------------     Paid-in    Earnings
                                            Shares        Amounts          Shares      Amounts     Capital    (Deficit)    Total
                                            ------        -------          ------      -------     -------    ---------    -----
Balance, at January 1, 1997                750,000       $      8        2,250,000     $  23       $ 1,966    $ (1,001)  $    996

Issuance of common stock                 4,250,000             42                -         -        35,917           -     35,959

Net income for the three months
  ended March 31, 1997                          -               -                -         -             -         429        429
                                         ---------       --------        ---------     -----       -------    --------   --------
Balance at March 31, 1997                5,000,000       $     50        2,250,000     $  23       $37,883    $   (572)  $ 37,384
                                         =========       ========        =========     =====       =======    ========   ========

          See accompanying notes to consolidated financial statements.

COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(IN THOUSANDS)
(Unaudited)


                                                                               Three months ended
                                                                                      March 31,
                                                                         -----------------------------------
                                                                              1997                   1996
                                                                         --------------         ------------
Cash flows from operating activities
Net income (loss)                                                          $    429                 $ (66)
Adjustments to net income (loss)
  Depreciation and amortization                                                 102                    32
  Increase in uncashed tickets                                                   84                    52
  (Increase) decrease in accounts receivable and other assets                   (30)                  (12)
  Increase (decrease) in accounts payable                                       (99)                  215
  Increase in reserve seating commitments                                        66                     -
  (Decrease) in management fees payable                                        (210)                   45
  Increase in accrued expenses and other                                         22                    44
  (Increase) decrease in horsemen's purses and deposits                      (1,620)                  191
                                                                           --------                 -----
Net cash provided (absorbed) by operating activities                         (1,256)                  501
                                                                           --------                 -----
Investing activities
  Purchases of property and equipment                                        (4,028)                 (600)
  Investment in other assets                                                     (6)                    -
                                                                           --------                 -----
Net cash absorbed by investing activities                                    (4,034)                 (600)
                                                                           --------                 -----

Financing activities
  Net proceeds from stock offering                                           36,291                     -
  Net increase in financing costs                                                 -                   (25)
  Proceeds from long-term debt and capital leases                               129                     9
  Proceeds from stockholder notes payable                                     4,613                   500
  Payments on stockholders' advances and notes payable                         (699)                 (227)
                                                                           --------                 -----
Net cash provided by financing activities                                    40,334                   257
                                                                           --------                 -----
  Net increase in cash and cash equivalents                                  35,044                   158
Cash and cash equivalents, beginning of period                                1,380                   330
                                                                           --------                 -----
Cash and cash equivalents, end of period                                   $ 36,424                 $ 488
                                                                           ========                 =====

     At March 31, 1997 and 1996, $2,863,000 and $1,015,000, respectively, were due vendors for property and equipment purchases.

Non cash activities
   For the three months ended March 31, 1997, approximately $332,000 of previously paid finance cost was netted against additional paid in capital.

          See accompanying notes to consolidated financial statements.

Colonial Downs Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Significant Accounting Policies

   Principles of Consolidation

           The consolidated financial statements include the following entities of Colonial Downs Holdings, Inc. (collectively, the "Company"), which are affiliated through common ownership and control:

Colonial Downs, L.P. ("Partnership")
Stansley Racing Corp. ("SRC")
Colonial Downs Holdings, Inc. ("CD Holdings")

            The consolidated financial statements have been prepared as if the entities had operated as a single consolidated group as of December 31, 1993. All significant intercompany accounts and transactions have been eliminated.

         The Company's initial public offering ("IPO") became effective on March 17, 1997. The company sold 4, 250,000 shares of its common stock raising $35.9 million (net of expenses) which will be used to develop, construct, and operate a pari-mutuel horse racing facility and up to six satellite wagering facilities in Virginia.

         The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operation for the full year ending December 31, 1997.

Construction in Progress

         Construction in progress is recorded at cost and includes capitalized costs such as architect, contractor, and engineering fees. Estimated cost to complete the racetrack, including all furnishings and equipment, is approximately $30.6 million as of March 31, 1997. Approximately $66,000 of interest expense was capitalized during the first quarter of 1997 in connection with the construction of the racetrack.

         In March, 1997 the Company purchased land in Hampton, VA for a purchase price $1,097,500 to construct its third satellite wagering facility, with an estimated cost of $3.8 million (including land), and entered into purchase contracts for real estate in Brunswick County to locate and construct its fourth satellite facility at an estimated cost of $1.3 million (including land). The Company expects to open both facilities in the third quarter of 1997.

Horsemen's Purses and Awards

         Amounts due for live racing purses under agreements with the Virginia Horsemen's Benevolent and Protective Association, Inc. and the Virginia Harness Horse Association (collectively "the Associations"), are accrued based on the terms of agreements with the Associations. Funds not yet remitted for purses to satisfy the liability are held in restricted cash accounts. As of March 31, 1997 approximately $3,155,000 was held in the restricted cash accounts, which equals the amounts due purses as of March 31, 1997 based upon the amounts wagered at the Company's satellite wagering facilities and terms of the agreements with the Associations.

Income Taxes

         The Company and its subsidiaries will file a consolidated income tax return. Prior to the Reorganization, the Partnership and SRC (an "S" corporation for income tax purposes) filed income tax returns as separate entities. No provisions has been made for income taxes for the Partnership and SRC as income taxes are the liabilities of the individual partners and shareholders, respectively. CD Holdings' activity began March 18, 1997 and the income tax from such time forward has been provided for in the statements.

2. Management and Consulting Agreement with Maryland - Virginia Racing Circuit.

           The Company entered into a consulting agreement with the Maryland - Virginia Racing Circuit, Inc. an affiliated of the Maryland Jockey Club ("MJC"). Pursuant to the agreement, MJC will suspend live racing at Pimlico and Laurel racetracks during the Company's live thoroughbred racing meet and manage the thoroughbred racing at the Company's racing facility. The first live thoroughbred meet is expected to commence September 1 and end October 12, with 30 days of racing. Under this agreement the Company paid MJC approximately $475,000 for the three months ended March 31, 1997.

3. Land Conveyance and Land Development

           The land required to build the racetrack and facilities in New Kent County was conveyed to the Company, at no cost to the Company other than the payment of transfer and filing fees and taxes, in March, 1997 from Chesapeake Forest Products Company ("Chesapeake Forest"), the previous owner. Under the deed the land is subject to reversion to Chesapeake Forest if the Company fails to complete, open and operate for three years a racetrack licensed by the Virginia Racing Commission. Further, the deed restricts use of the property to operation of a horse racetrack and certain ancillary activities. The land was recorded in March 1997, at its fair value, which the Company estimates to be approximately $5,000,000. Due to the retention of a reversionary interest by Chesapeake Forest, the land was recorded as a refundable advance with an offset to a liability account. The refundable advance will be reclassified to land, and the corresponding liability will be reclassified to contributed capital when the likelihood for reversion is remote, which is expected to be when the Company completes the racing facility and has shown the ability to conduct live racing during the next three years.

4. Notes Payable and Capital Lease Obligations

      Notes payable and capital lease obligations consists of the following:


                                                                                        March 31,     December 31,
                                                                                        ---------     ------------
                                                                                          1997             1996
                                                                                          ----             ----
Note payable to Arnold Stansley, maturing March 1998, non-interest
  bearing, unsecured................................................................    $    ___      $   211,788
Note payable to Arnold Stansley, maturing January 1997, non-interest
  bearing, unsecured................................................................    $    ___      $   175,000
Note payable to Norglass, Inc., maturing March 1998, non-interest
  bearing, unsecured................................................................    $    ___      $   236,994
Note payable to Norglass, Inc., maturing January 1997, non-interest
  bearing, unsecured................................................................    $    ___      $    75,000
Note payable to CD Entertainment Ltd. maturing January 1998 bearing interest at LIBOR (5.625% at December 31, 1996) plus 2%;
  collateralized by land & building.................................................    $    ___      $ 3,000,000
Note payable to CD Entertainment Ltd. bearing interest at LIBOR
  (5.625% at December 31, 1996) plus 2%, with a maximum borrowings
  of $5,000,000, unsecured..........................................................    $    ___      $ 1,387,619
Demand note payable to a Bank, with interest payable at prime plus 2%
  (10.5% at March 31, 1997); unsecured..............................................    $   20,100    $    20,100
Installment notes and capitalized leases collateralized by certain vehicles, machinery, and equipment, maturing at various dates, primarily March 1997 through January 1999, at interest ranging
  from 3% to 12%....................................................................    $  199,056    $    69,737
Note payable to CD Entertainment Ltd., maturing upon closing of a $10 million construction loan estimated to close the later part of the second quarter,
  1997. Interest is payable monthly at a rate of Libor plus 2%; collateralized
  by a deed of trust on the Richmond facility.......................................   $ 3,500,000    $       ___
Convertible subordinated note to CD Entertainment Ltd., maturing March 2000 with interest payable quarterly at a rate of 7.25%; collateralized by a second deed
  of trust on the racetrack facility................................................   $ 5,500,000    $       ___

                                      Page 10

 5. Related Party Transactions

         The Company had a management agreement to pay directly or indirectly to SRC and CD Entertainment Ltd. a monthly management fee of $10,000 and $5,000, respectively, per month until the closing of the IPO. In March 1997 the Company paid$247,742 in accrued management fees. The management agreements terminated upon the closing of the IPO.

         Virginia Concessions, L.L.C., an affiliate of shareholder CD Entertainment Ltd., was granted an option by the Company to manage the food and beverage concessions at the satellite facilities. Under the agreement, Virginia Concessions, L.L.C. pays rent to the Company based on gross sales. This rental income for the Company for the three months ending March 31, 1997 was $49,961.

         Norglass, Inc., an affiliate of shareholder James M. Leadbetter, is engaged as the general contractor to construct the racetrack and related facilities in New Kent County, Virginia. The contract value with Norglass, Inc. for the facility is $29.5 million. Norglass, Inc. has also been engaged to perform construction management related to the satellite facilities. Total construction cost incurred with Norglass, Inc. were approximately $8,275,000 through March 31, 1997. Norglass, Inc. receives a fee of $2 million under the construction contract and reimbursement of up to $1 million for certain out-of-pocket expenses.

         The Company agreed to pay Premier One Development Co. ("Premier"), a company affiliated with a shareholder of the Company, CD Entertainment Ltd., a fee of $250,000 (of which $125,000 was paid in 1996 and $32,000 in March 1997)
for services related to the construction of the Track and the development of the satellite facilities.

6. Earnings per share

         Earnings per share for the three months ended March 31, 1997 and March 31, 1996 was computed by dividing the net income by the weighted average number of shares outstanding during the periods. (Prior to the reorganization of the Company effective March 12, 1997, the private owners of the Company held partnership interests which were converted to 3,000,000 shares of stock as part of the reorganization). No outstanding stock options were exercisable as of March 31, 1997 and were not included in such calculation. Additionally, shares issuable upon the conversion of an outstanding convertible subordinated promissory note were excluded from the earnings per share calculation since the conversion price exceeded the average market price for the three months ended March 31, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS

Financial Condition

         The Company was organized to pursue opportunities for horse racing and pari-mutuel wagering in Virginia. The Company is the only entity that has been awarded unlimited licenses to own and operate a horse racetrack with pari-mutuel wagering in Virginia and is currently the only entity eligible to apply for licenses to own and operate satellite wagering facilities (SWF's") in Virginia. The Company currently operates SWFs in Chesapeake and Richmond, Virginia and has received licenses to own and operate facilities in each of Hampton and Brunswick County, Virginia. The Company plans to conduct thoroughbred and standardbred ("harness") horse racing at a racetrack that it is currently constructing in New Kent County, Virginia (the "Track"). The Company's inaugural thoroughbred meet is scheduled to commence September 1, 1997 with thirty (30) days of live racing ending October 12, 1997. The Company also intends to conduct pari-mutuel wagering at the Track and at its SWFs on races run at the Track and on races telecast from out-of-state tracks. After it begins live racing at the Track, the Company will seek to increase its revenues by entering into agreements to simulcast races run at the Track to out-of-state racetracks, SWFs, casinos, and other gaming facilities.

     The Company's goal is to establish the Track as one of the premier venues for thoroughbred horse racing in the East by attracting high quality horses and offering an appealing environment for racing participants and customers. The Company believes that it average purses will be competitive with those currently offered by most other tracks in the mid-Atlantic region that hold racing meets at the same time as the Company's scheduled meets, enabling the Track to attract high quality thoroughbred horses, trainers, and jockeys to the Company's meets.

     For the first quarter of 1997, assets of the Company increased from $12,176,000 at December 31, 1996 to $55,525,000 at March 31, 1997 largely as result of the closing of the Company's IPO, yielding the Company net proceeds of approximately $35.9 million. The Company has invested these proceeds on a short term basis pending expenditures for the continuing development, construction and equipping of its racetrack, satellite wagering facilities and related facilities. Additionally the Company took title to the real estate upon which the racetrack is being constructed. (The value of such property is treated as a refundable advance until such time as the likelihood of reversion to the property's grantor is remote. See footnote 3 to the financial statements).

     Total liabilities increased in the same period from $11,180,000 at December 31, 1996 to $18,141,000 at March 31, 1997. The increase in liabilities is mainly attributable to the entry of the contribution of land to the Company by Chesapeake Forest Products Company as a refundable advance (see footnote 3 to the financial statements), and an increase in loans from the Company's shareholders.

Results of Operations

Current Period Performance

     For the three months ended March 31, 1997, the Company had net earnings of $429,000 or $0.12 per common share compared with a net loss of ($66,000) or ($0.02) per common share for the first three months of 1996. Operating earnings in the first quarter of 1997 were $478,000 compared with an operating loss of ($43,000) in the same period a year ago. The change in operating results is generally attributable to the operation of two satellite wagering facilities - one each in Chesapeake and Richmond, Virginia - for the full quarter compared to operation of a single facility for approximately one-half of the first quarter of 1996.


Three months ended March 31, 1997 compared to three months ended March 31, 1996
-------------------------------------------------------------------------------

         Total revenue increased by approximately $4.1 million or 315% from $1.3 million for the three months ended March 31, 1996 to $5.4 million for the three months ended March 31, 1997. The increase was attributable to two satellite wagering facilities, in Chesapeake and Richmond, being in operation during the entire three months of 1997 versus only the Chesapeake facility, which opened February 17, 1996, conducting satellite wagering operations for a portion of the three months ended March 31, 1996.

         Total operating expenses increased by approximately $3.6 million or 266% from $1.3 million for the three months ended March 31, 1996 to $4.9 million for the three months ended March 31, 1997. The increase in operating expenses resulted from operating two satellite wagering facilities for a full quarter in 1997 versus only one for approximately 1.5 months of the first quarter of 1996.

     Income from operations increased by approximately $521,000 from a loss of ($43,000) to income of $478,000 due to the factors described above.

     Net income increased by approximately $495,000 from a loss of ($66,000) to net income of $429,000 for the three months ended March 31, 1997 due to the factors described above. Income tax expense increased from $0 to $36,000 due to the increase in net income for the period.

Liquidity and Capital Resources
-------------------------------

     The Company's primary sources of liquidity and capital resources have been stockholders loans and proceeds from the initial public offering of the Company's common stock. During the three months ended March 31, 1997, the Company's cash position increased by approximately $35 million from $1.4 million at December 31, 1996 to $36.4 million at March 31, 1997 as a result of approximately $35.9 million net proceeds from the stock offering and $5.5 million convertible subordinated shareholder loan (of which $.9 million was previously loaned as of December 31, 1996) offset primarily by $5.3 million cash absorbed by operations and purchases of property and equipment.

     Net cash absorbed by operating activities for the three months ended March 31, 1997 totaled approximately $1.3 million resulting from $1.6 million used to fund the horsemen's deposit account (to be used to pay purses during the live upcoming race meets) offset by net cash provided by operations of $.3 million. For the three months ended March 31, 1996 net cash provided by operations was $.5 million.

     Cash flows used in investing activities totaled approximately $4.0 million for the three months ended March 31, 1997 as compared to $.6 million for the three months ended March 31, 1996.

      Capital expenditures made in the quarter ended March 31, 1997 were primarily for the purchase of land for the Hampton satellite facility ($1.1 million) and for the continued construction of the race track in New Kent County ($2.8 million). For the three months ended March 31, 1996 capital expenditures were primarily for the build out and equipping of the Chesapeake satellite wagering facility ($.6 million).

         Cash flows from financing activities for the three months ended March 31, 1997 totaled approximately $40.3 million primarily from the stock offering of 4,250,000 shares of common stock providing net proceeds of approximately $35.9 million and net increased stockholder loans of $4.6 million. For the three months ended March 31, 1996 cash flows from financing activities was approximately $.3 million primarily from increased stockholder loans.

         The Company has a $5.5 million convertible subordinate note, $3.5 million shareholder note payable and is expecting to close in the next quarter a $15.0 million credit facility with a commercial bank. Upon the closing of the bank credit facility, net proceeds from the stock offering will be used to repay the $3.5 million note payable to a shareholder. The remaining proceeds from the stock offering and from the foregoing loans will be use to complete construction and equipping of the racetrack (approximately $30.6 million), complete construction of the Hampton satellite facility (approximately $2.6 million and currently under construction and projected to open in the third quarter of this year), complete construction of the Brunswick County satellite facility (approximately $1.3 million and projected to open in the third quarter of this year), and approximately $2.0 million to complete the opening of two additional satellite facilities projected for 1998.

         The Company believes that the cash on hand, cash generated from operations, and the above credit facility will be sufficient to fund its anticipated future cash requirements.

Seasonality
-----------

         The Company's revenues and net income may fluctuate from quarter to quarter for a variety of reasons. For example, revenues may be higher during scheduled live racing than other times of the year (the Company conducted no live racing in the first quarter of 1997, only imported simulcasting at its
SWFs). In addition, weather conditions sometimes cause cancellation of outdoor horse races or curtail attendance, both of which reduce wagering. Attendance and wagering at both outdoor races and indoor SWFs also may be adversely affected by certain holidays and professional and college sports seasons as well as other recreational activities. Conversely, attendance and wagering may be favorably affected by special racing events which stimulate interest in horse racing, such as the Triple Crown races in May and June and the Breeders' Cup in November.

Forward Looking Statements
--------------------------

         Statements regarding the anticipated opening of additional satellite wagering facilities, scheduling of the thoroughbred and harness meets, and certain other statements contained in this quarterly report are forward-looking statements and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Such potential risks, uncertainties and factors include, but are not limited to, risks of construction delays, including unforeseen environmental, engineering or geological problems, governmental regulation, including licensing of additional satellite wagering facilities, approval by the Virginia Racing Commission of harness dates for 1998, competition with other sporting events and forms of entertainment, and the success of planned, advertising, marketing and promotional efforts.

                           Part II - Other Information

Item 1 - Legal Proceedings

     Robin J. Pearsall and Monument Avenue Park Association, an unincorporated association representing certain individuals residing close to the Richmond satellite wagering facility ("SWF"), filed suit in Richmond Circuit Court on July 11, 1996, against the Virginia Racing Commission. (Robin J. Pearsall and Monument Avenue Park Association v. The Virginia Racing Commission.) The Company intervened as a party on January 28, 1997. The suit seeks to overturn the award of the Company's licenses for the Richmond SWF on the grounds that the referendum approving the locating of an SWF in Richmond was void; that the Virginia Racing Commission did not have authority to issue the licenses under the Virginia Racing Act; and that no SWF licenses could be issued until completion of construction of the Track. The case was dismissed by order entered February 20, 1997, in which the judge found that Ms. Pearsall and the Association lacked standing to challenge the Virginia Racing Commission's actions. Ms. Pearsall and the Association filed a motion to vacate the court's order, which motion was denied by order dated March 12, 1997. Ms. Pearsall and the Association appealed the court's decision to the Virginia Court of Appeals, an intermediate appellate court, by notice of appeal filed March 21, 1997.

     Although the ultimate outcome of this proceeding cannot be predicted, the Company believes that it will be ultimately resolved in a manner that will not have a material adverse effect on the Company's results of operations, liquidity, or financial condition.

Item 5 - Other Information

     The Company expects to construct and open two additional satellite wagering facilities in the third quarter of 1997 in each of Hampton and Brunswick County, Virginia. Construction commenced at the site of the planned Hampton facility on May 5, 1997 and permitting of the planned Brunswick County facility continues. The planned opening dates of the facilities are subject to change as a result of construction delays, delays in securing requisite permits, unforeseen environmental, engineering or geological problems, and other risks generally associated with the construction of new buildings.

     The Virginia Racing Commission has approved a revision to the Company's proposed race days, resulting in the movement of the start of the thoroughbred meet from July 1 to September 1, 1997. This change in schedule would have resulted in a November - December harness meet, a difficult period in which to conduct a harness meet because of weather and lack of availability of horses. After discussion with representatives of the harness horsemen, the Company intends to hold its inaugural harness meet from April 23, 1998 to July 4, 1998 followed by a 10-day super meet in November of 1998, subject to the approval of the Virginia Racing Commission. As a consequence of such scheduling change, anticipated revenue from the planned harness meet will be deferred from 1997 to 1998.

                                                Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Colonial Downs Holdings, Inc.

Date: May 15, 1997                        /s/ O. James Peterson, III
                                          --------------------------------------
                                          O. James Peterson, III, President and
                                                Chief Operating Officer


Date: May 15, 1997                        /s/ Robert H. Hughes
                                          --------------------------------------
                                          Robert H. Hughes
                                          Chief Financial Officer