Form 10-Q
period 1997-06-30
COLONIAL DOWNS HOLDINGS INC
filed 1997-08-14
CIK 1027430

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15{d}
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 1997

                                       OR

             { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 {d}
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to __________.

                        Comission file number: 333-18295

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


       Registrant's telephone number, including area code: (804) 966-7223
      --------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15{d} of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


Applicable only to corporate issuers:

As of August 8, 1997, the number of shares outstanding of the Company's Class A Common Stock was 5,000,000 shares and of the Company's Class B Common Stock 2,250,000 shares.

================================================================================

FORM 10 - Q
COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

                                                                                           Page
                                                                                           ----

Item 1. - Financial Statements

Consolidated Balance Sheets -                                                                 3
    June 30, 1997 (unaudited) and December 31, 1996

Consolidated Statements of Earnings (Loss) -                                                  4
    Three months and six months ended June 30, 1997 and 1996 (unaudited)

Consolidated Statement of Shareholders' Equity -                                              5
    Six months ended June 30, 1997 (unaudited)

Consolidated Statements of Cash Flows -                                                       6
    Six months ended June 30, 1997 and 1996 (unaudited)

Notes to Consolidated Financial Statements                                                 7-11

Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                           12-17

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                   18

Item 5 - Other Information                                                                   19

Item 6 - Exhibits and Reports on Form 8-K                                                    20


COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

                                                                      June 30,      December 31,
                                                                        1997           1996
                                                                   ------------     -----------

Assets
Current
  Cash and cash equivalents                                         $    24,396       $     1,380
  Restricted cash - purses & awards                                       4,296               338
  Accounts receivable                                                       342                39
  Prepaid expenses                                                          304                 9
                                                                   ------------     -------------
Total current assets                                                     29,338             1,766

Property and equipment
  Land                                                                    2,028               800
  Building and leasehold improvements                                     2,655             2,596
  Equipment, furnishings and fixtures                                     1,183               888
  Refundable advance - land                                               5,000               --
  Construction in progress                                               22,703             5,080
                                                                   ------------     -------------
                                                                         33,569             9,364

  Less accumulated depreciation                                             239               126
                                                                   ------------     -------------
Net property and equipment                                               33,330             9,238

Other
  Licensing costs and other assets                                        1,098             1,333
  Less accumulated amortization                                             255               161
                                                                   ------------     -------------
Total other                                                                 843             1,172
                                                                   ============     =============
Total assets                                                        $    63,511       $    12,176
                                                                   ============     =============

Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable - stockholders                                      $     3,500       $     1,638
  Current maturities of long-term debt
  and capital lease obligations                                             100                48
  Accounts payable                                                        6,191             3,566
  Accrued expenses                                                          691               480
  Purses due horsemen                                                     4,345             1,957
  Income taxes payable                                                      326               --
                                                                   ------------     -------------
Total current liabilities                                                15,153             7,689

Long-term liabilities
  Long-term debt and capital lease obligations,
    net of current maturities                                               100                42
Notes payable - stockholders                                              5,500             3,449
Refundable advance - land                                                 5,000               --
                                                                   ------------     -------------
Total long-term liabilities                                              10,600             3,491
                                                                   ------------     -------------
Total liabilities                                                        25,753            11,180

Stockholders' equity
  Preferred stock, $.01 par value, 2,000,000 shares
    authorized; none issued                                                 --               --
  Common stock
    Class A, $.01 par value, 12,000,000 shares authorized;
      5,000,000 and 750,000 shares outstanding, respectively                 50                8
    Class B, $.01 par value, 3,000,000 shares authorized;
      2,250,000 shares outstanding                                           23               23
  Additional paid-in capital                                             37,784            1,966
  Retained earnings (deficit)                                               (99)          (1,001)
                                                                   ------------     ------------
Total stockholders' equity                                               37,758              996
                                                                   ============     ============
Total liabilities & stockholders' equity                            $    63,511       $   12,176
                                                                   ============     ============

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                                June 30,                       June 30,
                                                           -------------------             -----------------
                                                             1997      1996                  1997    1996
                                                             ----      ----                  ----    ----
Revenues
 Pari-mutuel commissions - import simulcasting             $4,675     $2,137               $9,672   $3,316
 Other                                                        369        200                  789      326
                                                           ------     ------               ------   ------
Total revenues                                              5,044      2,337               10,461    3,642
                                                           ------     ------               ------   ------


Direct operating expenses
 Purses, fees and pari-mutuel taxes                         1,808        894                3,877    1,389
 Simulcast and other direct expenses                        2,484      1,079                4,986    1,654
                                                            -----      -----                -----    -----
Total direct operating expenses                             4,292      1,973                8,863    3,043

General and administrative expenses                           357        489                  725      767
                                                           ------     ------               ------   ------
Total expenses                                              4,649      2,462                9,588    3,810
                                                           ------     ------               ------   ------

Earnings (loss) from operations                               395       (125)                 873     (168)

Other income (expense)
 Interest expense - stockholders                              (46)        (7)                 (84)     (31)
 Interest income                                              414          3                  439        4
                                                           ------     ------               ------   ------
Total other income (expense)                                  368         (4)                 355      (27)
                                                           ------     ------               ------   ------
Earnings (loss) before income taxes                           763       (129)               1,228     (195)
Taxes on income                                              (290)       --                  (326)     --
                                                           ------     ------               ------   ------
Net earnings (loss)                                          $473      $(129)                $902    $(195)
                                                           ------     ------               ------   ------

Earnings (loss) per share data:
 Earnings (loss) per share                                  $0.07     $(0.04)               $0.17   $(0.07)
                                                           ------     ------               ------   ------
 Weighted average number of shares outstanding              7,250      3,000                5,442    3,000
                                                           ======     ======               ======   ======



See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)




                                                                  Common Stock
                                             ------------------------------------------------
                                                   Class A                     Class B           Additional  Retained
                                             --------------------       ---------------------    Paid-in     Earnings
                                             Shares       Amounts       Shares        Amounts    Capital     (Deficit)      Total
                                             ------       -------       ------        -------    -------     ---------      -----
Balance, at January 1, 1997                 750,000          $8       2,250,000         $23      $1,966     $(1,001)        $996

Issuance of common stock                  4,250,000          42             --          --       35,818          --       35,860

Net income for the six months
  ended June 30, 1997                           --          --              --          --          --          902          902
                                          ---------         ---       ---------         ---     -------        ----      -------
Balance at June 30, 1997                  5,000,000         $50       2,250,000         $23     $37,784        $(99)     $37,758
                                          =========         ===       =========         ===     =======        ====      =======


See accompanying notes to consolidated financial statements.

COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(IN THOUSANDS)
(Unaudited)


                                                                                             Six months ended
                                                                                                  June 30,
                                                                                           ----------------------
                                                                                           1997            1996
                                                                                           ----            ----
Cash flows from operating activities
Net earnings (loss)                                                                        $902           $(195)
Adjustments to net earnings (loss)
  Depreciation and amortization                                                             207             111
  (Increase) decrease in accounts receivable and other assets                              (598)            (21)
  Increase (decrease) in accounts payable and income taxes payable                          822             442
  Increase (decrease) in accrued expenses and other                                         211             248
  Increase in horsemen's purses payable                                                      50             --
                                                                                        -------          ------
Net cash provided by operating activities                                                 1,594             585
                                                                                        -------          ------

Investing activities
  Purchases of property and equipment and construction in progress                      (19,206)           (655)
  Increase (decrease) in accounts payable for property, equipment and construction        2,129            (966)
  Investment in other assets                                                                (97)            (36)
                                                                                        -------          ------
Net cash absorbed by investing activities                                               (17,174)         (1,657)
                                                                                        -------          ------

Financing activities
  Net proceeds from stock offering                                                       36,192             --
  Proceeds from long-term debt and capital leases                                           110               9
  Proceeds from stockholder notes payable                                                 4,613             814
  Funding of purse account promissory notes                                              (1,620)            --
  Proceeds from purse account promissory notes                                              --              480
  Payments on stockholders' advances and notes payable                                     (699)            --
                                                                                        -------          ------
Net cash provided by financing activities                                                38,596           1,303
                                                                                        -------          ------
  Net increase in cash and cash equivalents                                              23,016             231
Cash and cash equivalents, beginning of period                                            1,380             330
                                                                                        -------          ------
Cash and cash equivalents, end of period                                                $24,396            $561
                                                                                        =======          ======

     At June 30, 1997 and 1996, $4,945,000 and $164,000, respectively, were due vendors for property and equipment purchases.

Non cash activities
   For the six months ended June 30, 1997, approximately $332,000 of previously paid finance cost was netted against additional paid in capital.


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

        The Company's initial public offering ("IPO") became effective on March 17, 1997. The Company sold 4,250,000 shares of its common stock raising $35.9 million (net of expenses) which is being used to develop, construct, and operate a pari-mutuel horse racing facility and up to six satellite wagering facilities in Virginia.

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

Restricted Cash and Purses Due Horsemen

        The Company has agreements with the Virginia Horseman's Benevolent and Protective Association, Inc. and the Virginia Harness Horse Association (collectively the "Associations") which require it to fund specified amounts based on handle to restricted cash accounts to be used for live racing purses. As of June 30, 1997 approximately $4,296,000 was held in the restricted cash accounts, which, along with approximately $50,000 of funds to be remitted, equals the amounts due for purses as of June 30, 1997.

Construction in Progress

         Construction in progress is recorded at cost and includes capitalized costs such as architect, contractor, and engineering fees. Estimated cost to complete the racetrack, including all furnishings and equipment, is approximately $17.6 million as of June 30, 1997. Approximately $250,000 of interest expense was capitalized during the six months ending June 30, 1997 in connection with the construction of the racetrack.

         In March, 1997 the Company purchased land in Hampton, Virginia for a purchase price of approximately $1.1 million to construct its third satellite wagering facility, with an estimated cost of $3.9 million (including land), and in June, 1997 purchased land in Brunswick County for a purchase price of approximately $135,000 to construct its fourth satellite facility at an estimated cost of $1.3 million (including land). The Company expects to open both facilities late in the third quarter of 1997.

Income Taxes

         The Company and its subsidiaries will file a consolidated income tax return. Prior to the Reorganization, the Partnership and SRC (an "S" corporation for income tax purposes) filed income tax returns as separate entities. No provisions have been made for income taxes for the Partnership and SRC as income taxes are the liabilities of the individual partners and shareholders, respectively. CD Holdings' activity began March 18, 1997 and the income tax from such time forward has been provided for in the statements.

 2.  Management and Consulting Agreement with Maryland-Virginia Racing Circuit.

           The Company entered into a consulting agreement with the Maryland-Virginia Racing Circuit, Inc. an affiliate of the Maryland Jockey Club ("MJC"). Pursuant to the agreement, MJC will suspend live racing at Pimlico and Laurel racetracks during the Company's live thoroughbred racing meet and assist in managing the thoroughbred racing meet at the Company's racing facility. The first live thoroughbred meet is expected to commence September 1 and end October 12, with 30 days of racing. Under this agreement the Company paid MJC approximately $912,000 for the six months ended June 30, 1997.

 3.  Land Conveyance and Land Development

           The land required to build the racetrack and facilities in New Kent County was conveyed to the Company, at no cost to the Company other than the payment of transfer and filing fees and taxes, in March, 1997 from Chesapeake Forest Products Company ("Chesapeake Forest"), the previous owner. Under the deed, the land is subject to reversion to Chesapeake Forest if the Company fails to complete, open and operate for three years a racetrack licensed by the Virginia Racing Commission. Further, the deed restricts use of the property to operation of a horse racetrack and certain ancillary activities. The land was recorded in March 1997, at its fair value, which the Company estimates to be approximately $5,000,000. Due to the retention of a reversionary interest by Chesapeake Forest, the land was recorded as a refundable advance with an offset to a liability account. The refundable advance will be reclassified to land, and the corresponding liability will be reclassified to contributed capital when the likelihood for reversion is remote, which is expected to be when the Company completes the racing facility and has shown the ability to conduct live racing during the next three years.

4.  Notes Payable and Capital Lease Obligations
        Notes payable and capital lease obligations consist of the following:


                                                                                               June 30,    December 31,
                                                                                                 1997          1996
                                                                                               --------    ------------
Notes Payable - Stockholders
  Current:
Note payable to CD Entertainment Ltd., maturing upon the funding of the $10 million construction loan estimated to fund in the third quarter, 1997.
  Interest is payable monthly at a rate of LIBOR (5.6825% and 5.625% at June 30,
  1997 and December 31, 1996 respectively) plus 2%; collateralized by a deed of
  trust on the Richmond facility                                                               $3,500          $  --
Note payable to CD Entertainment Ltd. bearing interest at LIBO plus 2%, with a
  maximum borrowings of  $5,000,000, unsecured                                                    --            1,388
Note payable to Stockholder, maturing January 1997, non-interest bearing,
  unsecured                                                                                       --              175
Note payable to Norglass, Inc., maturing January 1997, non-interest
  bearing, unsecured                                                                           ------         -------

Total Current                                                                                  $3,500          $1,638
                                                                                               ======         =======

Long Term:
Convertible subordinated note to CD Entertainment Ltd., maturing March 2000 with interest payable quarterly at a rate of 7.25%; collateralized by a second deed
  of trust on the racetrack facility                                                           $5,500          $  --
Note payable to CD Entertainment Ltd. maturing January 1998 bearing interest at
  LIBOR plus 2%; collateralized by land & building                                                --            3,000
Note payable to Norglass, Inc., maturing March 1998, non-interest
  bearing, unsecured                                                                              --              237
Note payable to stockholder, maturing March 1998, non-interest
  bearing, unsecured                                                                                              212
                                                                                               ------          ------
 Total  Long Term                                                                              $5,500          $3,449
                                                                                               ======          ======

Long Term Debt & Capitalized Lease
Installment notes and capitalized leases collateralized by certain vehicles, machinery, and equipment, maturing at various dates, primarily March 1997
  through January 1999, at interest rates ranging from 3% to 12%                                $ 180            $ 70
Demand note payable to a Bank, with interest payable at prime
  plus 2% (10.5%  at June 30, 1997); unsecured                                                     20              20
                                                                                                -----            ----
Total                                                                                             200              90
Less:  Current Portion                                                                           (100)            (48)
                                                                                                -----            ----
Net Long Term Debt and Capitalized Leases                                                       $ 100            $ 42
                                                                                                =====            ====

 5.  Related Party Transactions

         The Company had a management agreement to pay directly or indirectly to SRC and CD Entertainment Ltd. a monthly management fee of $10,000 and $5,000, respectively, per month until the closing of the IPO. In March 1997 the Company paid $247,742 in accrued management fees. The management agreements terminated upon the closing of the IPO.

         Virginia Concessions, L.L.C., an affiliate of shareholder CD Entertainment Ltd., was granted an option by the Company to manage the food and beverage concessions at the satellite facilities. Under the agreement, Virginia Concessions, L.L.C. pays rent to the Company based on gross sales. This rental income for the Company for the six months ending June 30, 1997 was $88,448. In April 1997, the Company entered into a management agreement to manage Virginia Concessions in return for the net income (or losses) from the operation of the food and beverage concessions.

         Norglass, Inc., an affiliate of a shareholder, is engaged as the general contractor to construct the racetrack and related facilities in New Kent County, Virginia. The contract value with Norglass, Inc. for the facility is $29.5 million. Norglass, Inc. has also been engaged to perform construction management related to the satellite facilities. Total racetrack construction cost incurred with Norglass, Inc. was approximately $16,040,000 through June 30, 1997. Norglass, Inc. receives a fee of $2 million under the racetrack construction contract and reimbursement of up to $1 million for certain out-of-pocket expenses. In addition, Norglass, Inc. has been paid approximately $2.6 million in construction cost related to the SWFs.

         The Company agreed to pay Premier One Development Co. ("Premier"), a company affiliated with a shareholder of the Company, CD Entertainment Ltd., a fee of $250,000 (of which $125,000 was paid in 1996, $32,000 in March 1997 and
$93,000 in April 1997) for services related to the construction of the Track and the development of the satellite facilities.

 6.  Earnings per share

         Earnings per share for the three and six months ended June 30, 1997 and June 30, 1996 was computed by dividing the net income by the weighted average number of shares outstanding during the periods. (Prior to the reorganization of the Company effective March 12, 1997, the private owners of the Company held partnership interests which were converted to 3,000,000 shares of stock as part of the reorganization). Outstanding stock options and shares issuable upon the conversion of an outstanding convertible subordinated promissory note were excluded from the earnings per share calculation as the effect of such were anti-dilutive as of June 30, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     The Company was organized to pursue opportunities for horse racing and pari-mutuel wagering in Virginia. The Company is the only entity that has been awarded unlimited licenses to own and operate a horse racetrack with pari-mutuel wagering in Virginia and is currently the only entity eligible to apply for licenses to own and operate satellite wagering facilities ("SWFs") in Virginia. The Company currently operates SWFs in Chesapeake and Richmond, Virginia and has received licenses to own and operate facilities in each of Hampton and Brunswick County, Virginia. The Company plans to conduct thoroughbred and standardbred ("harness") horse racing at a racetrack that it is currently constructing in New Kent County, Virginia (the "Track"). The Company's inaugural thoroughbred meet is scheduled to commence September 1, 1997 with thirty (30) days of live racing ending October 12, 1997. The Company also intends to conduct pari-mutuel wagering at the Track and at its SWFs on races run at the Track and on races telecast from out-of-state tracks. After it begins live racing at the Track, the Company will seek to increase its revenues by entering into agreements to simulcast races run at the Track to out-of-state racetracks, SWFs, casinos, and other gaming facilities.

     The Company's goal is to establish the Track as one of the premier venues for thoroughbred horse racing in the east by attracting high quality horses and offering an appealing environment for racing participants and customers. The Company believes that its average purses will be competitive with those currently offered by most other tracks in the mid-Atlantic region that hold racing meets at the same time as the Company's scheduled meets, enabling the Track to attract high quality thoroughbred horses, trainers, and jockeys to the Company's meets.

     For the first six months of 1997, assets of the Company increased from $12,176,000 at December 31, 1996 to $63,511,000 at June 30, 1997 largely as result of the closing of the Company's IPO, yielding the Company net proceeds of approximately $35.9 million. The Company has invested these proceeds on a short term basis pending expenditures for the continuing development, construction and equipping of its racetrack, satellite wagering facilities and related facilities. Additionally the Company took title to the real estate upon which the racetrack is being constructed. (The value of such property is treated as a refundable advance until such time as the likelihood of reversion to the property's grantor is remote. See footnote 3 to the financial statements).

     Total liabilities increased in the same period from $11,180,000 at December 31, 1996 to $25,753,000 at June 30, 1997. The increase in liabilities is mainly attributable to the entry of the contribution of land to the Company by Chesapeake Forest Products Company as a refundable advance (see footnote 3 to the financial statements), an increase in loans from the Company's shareholders, an increase in purses due horsemen, and an increase in accounts payable due to construction of the Track.


Results of Operations

Three months ended June 30, 1997 compared to three months ended June 30, 1996

     Total revenue increased by approximately $2.7 million or 117% from $2.3 million for the three months ended June 30, 1996 to $5.0 million for the three months ended June 30, 1997. The increase was attributable to two satellite wagering facilities, in Chesapeake and Richmond, being in operation during the entire three months of 1997 versus only the Chesapeake facility, which opened February 17, 1996, conducting satellite wagering for the three months ended June 30, 1996.

     Total operating expenses increased by approximately $2.2 million or 92% from $2.4 million for the three months ended June 30, 1996 to $4.6 million for the three months ended June 30, 1997. The increase in operating expenses resulted from operating two satellite wagering facilities 1997 versus one in 1996.

     Other income comprised primarily of interest earnings increased $372,000 to $368,000 as a result of investing the IPO proceeds.

      Earnings from operations increased by approximately $520,000 from a loss of ($125,000) to earnings of $395,000 due to the factors described above.

      Net earnings increased by approximately $602,000 from a loss of ($129,000) to net earnings of $473,000 for the three months ended June 30, 1997 due to the factors described above. Income tax expense increased from $0 to $290,000 due to the increase in net income for the period.


Six months ended June 30, 1997 compared to six months ended June 30, 1996

     Total revenue increased by approximately $6.8 million or 189% from $3.6 million for the six months ended June 30, 1996 to $10.4 million for the six months ended June 30, 1997. The increase was attributable to two satellite wagering facilities, in Chesapeake and Richmond, being in operation during the entire six months of 1997 versus only the

Chesapeake facility, which opened February 17, 1996, conducting satellite wagering operations for a portion of the six months ended June 30, 1996.

     Total operating expenses increased by approximately $5.8 million or 153% from $3.8 million for the six months ended June 30, 1996 to $9.6 million for the six months ended June 30, 1997. The increase in operating expenses resulted from operating two satellite wagering facilities for the six month period in 1997 versus only one for a portion of the six month period ended June 30, 1996.

     Other income comprised primarily of interest earnings increased $382,000 due to earnings from investing the IPO proceeds.

     Earnings from operations increased by approximately $1,041,000 from a loss of ($168,000) to earnings of $873,000 due to the factors described above.

     Net earnings increased by approximately $1,097,000 from a loss of ($195,000) to net earnings of $902,000 for the six months ended June 30, 1997 due to the factors described above. Income tax expense increased from $0 to $326,000 due to the increase in net income for the period.


Liquidity and Capital Resources

     The Company's primary sources of liquidity and capital resources have been stockholders loans and proceeds from the initial public offering of the Company's common stock. During the six months ended June 30, 1997, the Company's cash position increased by approximately $23 million from $1.4 million at December 31, 1996 to $24.4 million at June 30, 1997 as a result of approximately $36.2 million in proceeds from the stock offering, a $3.9 million increase in stockholder notes payable, a $2.1 million increase in accounts payable for purchases of property, equipment and construction, a $1.6 million increase from operating activities and a $.1 million increase in other debt offset primarily by $19.3 million of cash absorbed by construction in progress and purchases of property and equipment, and $1.6 million of cash absorbed funding purse account promissory notes. For the six months ended June 30, 1996 the Company's cash position increased approximately $.2 million.

     Net cash provided by operating activities for the six months ended June 30, 1997 totaled approximately $1.6 million. This was a result of net earnings and depreciation, $1.1 million, an increase in accounts payable, purses payable and accrued expenses of $1.1 million offset by an increase in accounts receivable and other assets of $.6 million and funding of purse account promissory notes of $1.6 million. For the six months ended June 30, 1996, net cash provided by operations was $.6 million.

     Cash flows used in investing activities totaled approximately $ 17.2 million for the six months ended June 30, 1997 as compared to $1.7 million for the six months ended June

30, 1996. Capital expenditures made in the six months ended June 30, 1997 were primarily for the purchase of land and beginning construction of the Hampton satellite facility ($1.4 million), the purchase and the development of the Brunswick property ($.2 million) and for the continued construction of the race track in New Kent County ($17.6 million). In addition, the other assets increased $.1 million during this period. These investing activities were offset by $2.1 million increase in accounts payable for purchases of property, equipment and construction. For the six months ended June 30, 1996 capital expenditures were primarily for the build out and equipping of the Chesapeake satellite wagering facility ($1.7 million).

        Cash flows from financing activities for the six months ended June 30, 1997 totaled approximately $ 38.6 million. This was primarily the result of the stock offering of 4,250,000 shares of common stock which provided proceeds of approximately $36.2 million and net increased stockholder loans and other debt of $4.0 million offset by $1.6 million in funding of purse account promissory notes. For the six months ended June 30, 1996 cash flows from financing activities was approximately $ 1.3 million primarily from increased stockholder loans and proceeds from purse account promissory notes.

        Colonial Downs, L.P. (the "Partnership"), a subsidiary of the Company entered into a $10 million Construction Loan Agreement (the "Construction Facility") with PNC Bank, National Association ("PNC") and a $5 million Revolving Line of Credit Agreement ("Revolving Credit Facility") with PNC as of June 26, 1997. Proceeds of the Construction Facility will be used for the construction of Colonial Downs' racetrack in New Kent County, Virginia. Proceeds of the Revolving Credit Facility will be available for working capital needs and other general Company purposes. Amounts outstanding under each credit facility bear interest at the rate of PNC's prime plus one and one-half percent (1.5%) or LIBOR plus three percent (3%), at the Company's option. Each facility has a term of three (3) years subject to two one-year extensions at the option of the Company provided that certain financial covenants are satisfied.

        The credit facilities are secured by a first deed of trust on the racetrack and the improvements thereon (except with respect to certain specified equipment), accounts and certain other property of the Company. Additionally, all loans under the credit facilities are guaranteed by the Company, Stansley Racing Corp., and certain of its officers, directors and shareholders. The Company's guarantee is secured by the deed of trust and a pledge of the Company's partnership interest in the Partnership. The Company is obligated to pay an annual guarantee fee of the greater of (i) three percent (3%) of the average outstanding balance of the credit facilities or (ii) $50,000 to an affiliate of the non-corporate guarantors.

        The Construction Loan Agreement, the Revolving Line of Credit Agreement, and the Company's guaranty contain a number of covenants that restrict the operations of the Company including, among other things: (i) the disposition of assets at the racetrack, (ii) the incurrence of certain liens, and (iii) fundamental changes in the structure of the

Company, its subsidiaries and their business operations, including mergers, liquidations or dissolutions.

     No funds had been loaned under the Construction Facility or the Revolving Credit Facility as of June 30, 1997. It is anticipated that the Company will draw funds under the Construction Facility in mid-August.

     The remaining proceeds from the stock offering and from the foregoing loans will be used to complete construction and equipping of the racetrack (approximately $17.6 million), complete construction of the Hampton satellite facility (approximately $2.5 million, complete construction of the Brunswick County satellite facility (approximately $1.1 million) and to complete the opening of two additional satellite facilities projected for 1998 ($2.0 million). The Hampton satellite facility is currently under construction and is projected to open late in the third quarter of this year. Construction of the Brunswick facility is expected to start in August 1997 and it is also projected to open late in the third quarter of this year.

     The Company believes that the cash on hand, cash generated from operations, and the above credit facility will be sufficient to fund its anticipated future cash requirements.

Seasonality

     The Company's revenues and net income may fluctuate from quarter to quarter for a variety of reasons. For example, revenues may be higher during scheduled live racing than at other times of the year (the Company conducted no live racing in the second quarter of 1997, only imported simulcasting at its SWFs). In addition, weather conditions sometimes cause cancellation of outdoor horse races or curtail attendance, both of which reduce wagering. Attendance and wagering at both outdoor races and indoor SWFs also may be adversely affected by certain holidays and professional and college sports seasons as well as other recreational activities. Conversely, attendance and wagering may be favorably affected by special racing events which stimulate interest in horse racing, such as the Triple Crown races in May and June and the Breeders' Cup in November.

Forward Looking Statements

     Statements regarding the anticipated opening of additional satellite wagering facilities, scheduling of the thoroughbred and harness meets, and certain other statements contained in this quarter report are forward-looking statements and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Such potential risks, uncertainties and factors include, but are not limited to, risks of construction delays, including unforeseen environmental, engineering or geological problems, governmental regulation, including licensing of additional satellite wagering facilities, approval by the Virginia Racing Commission of harness dates for 1998, competition with other sporting events and forms of entertainment, and the success of planned, advertising, marketing and promotional efforts.

                           Part II - Other Information

Item 1 - Legal Proceedings

     Robin J. Pearsall and Monument Avenue Park Association, an unincorporated association representing certain individuals residing close to the Richmond satellite wagering facility ("SWF"), filed suit in Richmond Circuit Court on July 11, 1996, against the Virginia Racing Commission. (Robin J. Pearsall and Monument Avenue Park Association v. The Virginia Racing Commission.) The Company intervened as a party on January 28, 1997. The suit seeks to overturn the award of the Company's licenses for the Richmond SWF on the grounds that the referendum approving the locating of an SWF in Richmond was void; that the Virginia Racing Commission did not have authority to issue the licenses under the Virginia Racing Act; and that no SWF licenses could be issued until completion of construction of the Track. The case was dismissed by order entered February 20, 1997, in which the judge found that Ms. Pearsall and the Association lacked standing to challenge the Virginia Racing Commission's actions. Ms. Pearsall and the Association filed a motion to vacate the court's order, which motion was denied by order dated March 12, 1997. Ms. Pearsall and the Association appealed the court's decision to the Virginia Court of Appeals, an intermediate appellate court, by notice of appeal filed March 21, 1997. The parties have filed appellate briefs. The Virginia Court of Appeals has not determined if or when to hear oral arguments in the case.

     Although the ultimate outcome of this proceeding cannot be predicted, the Company believes that it will be ultimately resolved in a manner that will not have a material adverse effect on the Company's results of operations, liquidity, or financial condition.

Item 5 - Other Information

         Ian M. Stewart was appointed Vice President and Chief Financial Officer of the Company effective as of June 23, 1997. Mr. Stewart was formerly Chief Financial Officer of Hat Brands, Inc. and was a senior manager with Deloitte & Touche. Mr Stewart replaces Robert Hughes who continues to work for an affiliate of CD Entertainment Ltd.

         The Company entered into a Management Agreement with Virginia Concessions which serves to modify the Food and Beverage Concessions Agreement. Pursuant to the Management Agreement, effective April 1, 1997, the Company agreed to manage and oversee Virginia Concession's operations at the Track and the initial six SWFs. The agreement serves to centralize management of the complete operations of the Track and SWFs and is expected to result in enhanced efficiency at the Company's facilities. Virginia Concessions remains responsible for the performance of its duties under its Food and Beverages Concession Agreement, subject to the Company's managerial assistance. For its services, the Company will receive the net income (or losses) from the operation of food and beverage concessions. Additionally, the Management Agreement accelerates the Company's option to terminate the Food and Beverage Concessions Agreement from two years after the opening of the sixth SWF to August 1, 1998 upon the Company's payment of a termination fee consistent with that provided in the Food and Beverage Concessions Agreement.

Item 6 - Exhibits and Reports on Form 8-K

         (a) - Exhibits

         10.1 Management Agreement between Colonial Downs, L.P. and Virginia Concessions, L.L.C.

         10.2 Construction Loan Agreement, dated as of June 26, 1997, between Colonial Downs, L.P. and PNC Bank, National Association

         10.3 Revolving Line of Credit Agreement, dated as of June 26, 1997, between Colonial Downs, L.P. and PNC Bank, National Association

         10.4 Deed of Trust Note, dated as of June 26, 1997, made by Colonial Downs, L.P.

         10.5 Revolving Line of Credit Note, dated as of June 26, 1997, made by Colonial Downs, L.P.

         10.6 Deed of Trust and Security Agreement, dated as of June 26, 1997, granted by Colonial Downs Holdings, Inc. and Colonial Downs, L.P. to PNC Bank, National Association

         10.7 Assignment of Leases and Rents, dated as of June 26, 1997, between Colonial Downs, L.P. and PNC Bank, National Association

         10.8 Agreement of Guaranty and Suretyship (Completion), dated as of June 26, 1997, between Stansley Racing Corp. and PNC Bank, National Association

         10.9 Agreement of Guaranty and Suretyship (Completion), dated as of June 26, 1997, between Colonial Downs Holdings, Inc. and PNC Bank, National Association

         10.10 Agreement of Guaranty and Suretyship (Payment), dated as of June 26, 1997, between Stansley Racing Corp. and PNC Bank, National Association

         10.11 Agreement of Guaranty and Suretyship (Payment), dated as of June 26, 1997, between Colonial Downs Holdings, Inc. and PNC Bank, National Association

         27           Financial Data Schedule

         (b) - Reports on Form 8-K

         On April 16, 1997, the Company filed a report on Form 8-K reporting that it had been granted licenses for a fourth satellite wagering facility to be located in Brunswick County, Virginia. The Company also reported the approval by the Virginia Racing Commission of revised thoroughbred race days for a meet commencing September 1, 1997 and ending October 12, 1997 with thirty (30) days of live racing and the Company's intention to hold an inaugural standardbred meet commencing April, 1998 and running through July 4, 1998 followed by a ten day meet in November, 1998. No other reports on Form 8-K were filed during the period.

                                   Signatures


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Colonial Downs Holdings, Inc.

Date: August 5, 1997                          /s/ O. James Peterson, III
                                              ------------------------------
                                                  O. James Peterson, III,
                                                  President and Chief
                                                  Operating Officer


Date: August 5, 1997                          /s/ Ian M. Stewart
                                              ----------------------------------
                                                  Ian M. Stewart, Vice President
                                                  and Chief Financial Officer