Form 10-Q
period 1997-09-30
COLONIAL DOWNS HOLDINGS INC
filed 1997-11-14
CIK 1027430

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended:  September 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________to _________.


                        Commission file number: 333-18295


                          COLONIAL DOWNS HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Virginia                                  54-1826807
  ---------------------------------            ---------------------------------
    (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation or organization)


      10515 Colonial Downs Parkway
              New Kent, Virginia                            23124
 ----------------------------------------                 ----------
 (Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (804) 966-7223

              3610 North Courthouse Rd., Providence Forge, Virginia
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]     No [ ]


Applicable only to corporate issuers:

As of November 12, 1997, the number of shares outstanding of the Company's Class A Common Stock was 5,000,000 shares and of the Company's Class B Common Stock 2,250,000 shares.

================================================================================

FORM 10 - Q
COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PART 1 - FINANCIAL INFORMATION
                                                                      Page
Item 1. - Financial Statements                                        -----

Consolidated Balance Sheets -                                            3
    September 30, 1997 (unaudited) and December 31, 1996

Consolidated Statements of Earnings (Loss) -                             4
    Three months and nine months ended September 30, 1997 and 1996 (unaudited)

Consolidated Statement of Shareholders' Equity -                         5
    Nine months ended September 30, 1997 (unaudited)

Consolidated Statements of Cash Flows -                                  6
    Nine months ended September 30, 1997 and 1996 (unaudited)

Notes to Consolidated Financial Statements                            7-12

Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      13-17

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                              18

Item 5 - Other Information                                              19

Item 6 - Exhibits and Reports on Form 8-K                               19

COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(Unaudited)

                                                     September 30,     December
                                                         1997              1996
                                                     ------------      ---------
Assets
Current
  Cash and cash equivalents                            $9,036           $1,380
  Restricted cash - purses & awards                    5,132               338
  Accounts receivable                                  1,017                39
  Prepaid expenses                                       352                 9
                                                      ------            -------
Total current assets                                  15,537             1,766

Property and equipment
  Land                                                 2,028               800
  Building and leasehold improvements                 46,171             2,596
  Equipment, furnishings and fixtures                  3,099               888
  Refundable advance - land                            5,000               -
  Construction in progress                             1,816             5,080
                                                       -----             ------
                                                      58,114             9,364

  Less accumulated depreciation                          373               126
                                                       -----             -----
Net property and equipment                            57,741             9,238

Other
  Licensing costs and other assets                     1,182             1,333
  Less accumulated amortization                          306               161
                                                       -----             ------
Total other                                              876             1,172
                                                       -----             ------
Total assets                                          $74,154           $12,176
                                                     ========           ========

Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable - stockholders                          $-              $1,638
  Current maturities of long-term debt
  and capital lease obligations                        1,407                48
  Accounts payable                                    13,372             3,566
  Accrued expenses                                     1,221               480
  Purses due horsemen                                  5,205             1,957
  Income taxes payable                                   367               -
                                                      ------             -------
Total current liabilities                             21,572             7,689

Long term liabilities
  Long term debt and capital lease obligations,
    net of current maturities                          4,244                42
Notes payable - stockholders                           5,500             3,449
Refundable advance - land                              5,000               -
                                                      ------             -------
Total long term liabilities                           14,744             3,491
                                                      ------             -------
Total liabilities                                     36,316            11,180

Stockholders' equity
  Preferred stock, $.01 par value, 2,000,000 shares
    authorized; none issued                              -                 -
  Common stock
    Class A, $.01 par value, 12,000,000 shares
    authorized; 5,000,000 and 750,000 shares
    outstanding,                                          50                 8
    Class B, $.01 par value, 3,000,000
     shares authorized; 2,250,000 shares outstanding      23                23
  Additional paid-in capital                          37,784             1,966
  Retained earnings (deficit)                            (19)           (1,001)
                                                      ------            -------
Total stockholders' equity                            37,838               996
                                                      ------            --------
Total liabilities & stockholders' equity              $74,154           $12,176
                                                     =========          ========







See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(IN THOUSANDS, EXCEPT SHARE DATA)
    (Unaudited)

                                                     Three Months Ended                     Nine Months Ended
                                                       September 30,                           September 30,
                                                  1997               1996              1997             1996
                                                  ------            ------            ------            ------
Revenues
 Pari-mutuel commissions                          $5,959            $1,915            $15,631           $5,231
 Other                                             1,194               147              1,983              473
                                                  ------            ------            -------           ------
Total revenues                                     7,153             2,062             17,614            5,704
                                                  ------            ------            -------           ------

Direct operating expenses
 Purses, fees and pari-mutuel taxes                2,158               150              6,035            1,539
 Simulcast and other direct expenses               4,485             1,608              9,471            3,262
                                                  ------             -----            -------            -----
Total direct operating expenses                    6,643             1,758             15,506            4,801

General and administrative expenses                  625               456              1,350            1,223
                                                  ------            ------             ------            -----
Total expenses                                     7,268             2,214             16,856            6,024
                                                  ------             -----             ------            -----
Earnings (loss) from operations                     (115)             (152)               758             (320)

Other income (expense)
 Interest expense                                    (32)              (63)              (116)             (94)
 Interest income                                     268                 2                707                6
                                                  ------             -----             ------            -----
Total other income (expense)                         236               (61)               591              (88)
                                                  ------             -----             ------            ------
Earnings (loss) before income taxes                  121              (213)             1,349             (408)
Taxes on income                                      (41)              -                 (367)             -
                                                  ------             ------            ------            ------
Net earnings (loss)                                  $80             $(213)              $982            $(408)
                                                  ------             ------            ------            ------
Earnings (loss) per share data:
 Earnings (loss) per share                         $0.01            $(0.07)             $0.16            $(0.14)
                                                  ------             ------             -----            -------
 Weighted average number of shares outstanding     7,250             3,000              6,051             3,000
                                                  ======             ======             =====            =======


See accompanying notes to consolidated financial statements

COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
 (Unaudited)




                                           Common Stock
                                      ---------------------------------------------------       Additional     Retained
                                         Class A                      Class B                    Paid-in       Earnings
                                           Shares   Amounts             Shares     Amounts        Capital      (Deficit)      Total
                                       ----------   ---------       ----------    ----------     --------      ---------   ---------

Balance, at January 1, 1997              750,000          $8         2,250,000        $23         $1,966       $(1,001)         $996

Issuance of common stock               4,250,000          42             -             -         35,818          -           35,860

Net income for the nine months
  ended September 30, 1997                    -          -               -             -             -            982           982
                                       ----------   ---------       -----------   ----------     --------      --------     --------
Balance at September 30, 1997          5,000,000        $50          2,250,000        $23        $37,784          $(19)      $37,838
                                       ==========   =========       ===========   ==========     ========      ========     ========




See accompanying notes to consolidated financial statements.

COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(IN THOUSANDS)
(Unaudited)


                                                                          Nine months ended
                                                                             September 30,
                                                                        1997              1996
                                                                      ----------        ---------
Cash flows from operating activities
Net earnings (loss)                                                      $982            $(408)
Adjustments to net earnings (loss)
  Depreciation and amortization                                           392              181
  (Increase) decrease in accounts receivable and other assets          (1,321)             (11)
  Increase (decrease) in accounts payable and income taxes payable      2,484              384
  Increase (decrease) in accrued expenses and other                       711              316
                                                                        -----             ----
Net cash provided by operating activities                               3,248              462
                                                                        ------            ----
Investing activities
  Purchases of property and equipment and construction in progress    (43,750)          (2,486)
  Increase (decrease) in accounts payable for property, equipment       7,689             (900)
     and construction
  Investment in other assets                                             (151)            (298)
                                                                       -------          -------
Net cash absorbed by investing activities                             (36,212)          (3,684)
                                                                       -------          -------
Financing activities
  Net proceeds from stock offering                                     36,192            2,000
  Proceeds from long-term debt and capital leases                       5,561                5
  Proceeds from stockholder notes payable                               2,051              273
  Funding of purse account promissory notes                            (1,546)               -
  Proceeds from purse account promissory notes                             -               927
  Payments on stockholders' advances and notes payable                 (1,638)               -
                                                                       -------           -----
Net cash provided by financing activities                              40,620            3,205
                                                                       -------           -----

  Net increase (decrease) in cash and cash equivalents                  7,656             (17)
Cash and cash equivalents, beginning of period                          1,380             330
                                                                      --------          -------
Cash and cash equivalents, end of period                               $9,036            $313
                                                                      ==========      ========



     At September 30, 1997 and 1996, $11,005,000 and $230,000, respectively, were due vendors for property and equipment purchases.

Non cash activities
   For the nine months ended September 30, 1997, approximately $332,000 of previously paid finance paid in capital.



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

Restricted Cash and Purses Due Horsemen

         The Company has agreements with the Virginia Horseman's Benevolent and Protective Association, Inc. and the Virginia Harness Horse Association (collectively the "Associations") which require it to fund specified amounts based on handle to restricted cash accounts to be used for live racing purses. As of September 30, 1997 approximately $5,132,000 was held in the restricted cash accounts, which, along with approximately $73,000 of funds to be remitted, equals the amounts due for purses as of September 30, 1997.

Construction in Progress

         Construction in progress is recorded at cost and includes capitalized costs such as interest, architectural, contractor, and engineering fees. Approximately $400,000 of interest expense was capitalized during the nine months ended September 30, 1997 in connection with the construction of the racetrack and the Hampton and Brunswick racing centers.

         In March, 1997, the Company purchased land in Hampton, Virginia for approximately $1.1 million to construct its third racing center. The estimated total cost of the racing center is $3.9 million including land. As of September 30, 1997, $1.4 million has been recorded as construction in progress for this project, not including the land.

         In June, 1997, the Company purchased land in Brunswick County for approximately $135,000 to construct its fourth racing center. The estimated total cost of this racing center is $1.3 million including land. As of September 30, 1997, $.4 million has been recorded as construction in progress for this project, not including the land. The Company expects to open both facilities late in the fourth quarter of 1997.

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

2.   Management and Consulting Agreement with Maryland - Virginia Racing Circuit

         The Company entered into a consulting agreement with the Maryland - Virginia Racing Circuit, Inc. an affiliate of the Maryland Jockey Club ("MJC"). Pursuant to the agreement, MJC suspends live racing at Pimlico and Laurel racetracks during the Company's live thoroughbred racing meet and assists in managing the thoroughbred racing meet at the Company's racetrack. Under this agreement, the Company has recorded approximately $1.8 million in consulting expenses for the nine months ended September 30, 1997.

3.   Land Conveyance and Land Development

         In March 1997, the land required to build the racetrack in New Kent County was conveyed to the Company, at no cost to the Company other than the payment of transfer and filing fees and taxes, by Chesapeake Forest Products Company ("Chesapeake Forest"), the previous owner. Under the deed, the land is subject to reversion to Chesapeake Forest if the Company fails to complete, open and operate for three years a racetrack licensed by the Virginia Racing Commission. Further, the deed restricts use of the property to operation of a horse racetrack and certain ancillary activities. The land was recorded at its fair value which the Company estimates to be approximately $5,000,000. Due to the retention of a reversionary interest by Chesapeake Forest, the land was recorded as a refundable advance with an offsetting liability. The refundable advance will be reclassified to land and the corresponding liability will be reclassified to additional paid-in capital when the likelihood for reversion is remote.

4.  Notes Payable - Stockholders, Long - Term Debt and Capital Lease Obligations

         Notes payable and capital lease obligations consist of the following:



                                                                                   September 30,       December 31,
                                                                                   -------------       ------------
                                                                                        1997                1996
                                                                                        ----                ----


Notes Payable - Stockholders
 Current:
Note payable to CD Entertainment Ltd. bearing interest at LIBOR
  plus 2%, with a maximum borrowings of $5,000,000, unsecured....                      $     -             $ 1,388
Note payable to Stockholder, maturing January 1997, non-interest
  bearing, unsecured.........................................................                -                 175
Note payable to Norglass, Inc., maturing January 1997, non-interest
  bearing, unsecured.........................................................                                   75
                                                                                       -------             -------
Total Current
                                                                                       $     -             $ 1,638
                                                                                       =======             =======
Long - Term:
Convertible subordinated note to CD Entertainment Ltd., maturing March 2000 with interest payable quarterly at a rate of 7.25%;
  collateralized by a second deed of trust on the racetrack facility......             $ 5,500             $     -
Note payable to CD Entertainment Ltd. maturing January 1998 bearing
  interest at LIBOR plus 2%; collateralized by land & building.........                      -               3,000
Note payable to Norglass, Inc., maturing March 1998, non-interest
  bearing, unsecured.........................................................                -                 237
Note payable to stockholder, maturing March 1998, non-interest
  bearing, unsecured.........................................................                                  212
                                                                                       -------             -------
Total  Long - Term                                                                     $ 5,500             $ 3,449
                                                                                       =======             =======

Long -Term Debt & Capitalized Lease Obligations Construction loan facility of
$10,000,000, collateralized by the
 racetrack and related equipment, with quarterly principal payments of $500,000 commencing April 1, 1998 and the remaining principal due June 30, 2000, bearing interest at prime plus 1.5% (10.0% at
 September 30, 1997).  The loan has two one year extension options...                  $ 4,358             $     -
Construction loan, collateralized by certain lighting equipment, with monthly principal payments of $15,000 and the remaining principal due
 August 21, 1999 bearing interest at prime plus 1%.
 (9.5% at September 30, 1997)...........................................                   885                    -
Installment notes and capitalized leases collateralized by certain vehicles, machinery, and equipment, maturing at various dates, primarily March 1997 through September 2000, at interest rates
  ranging from 3% to 12%............................................                       388                   70
Demand note payable to a Bank, with interest payable at prime
  plus 2% (10.5% at November 30, 1997); unsecured.....................                      20                   20
                                                                                        ------               ------
        Total
                                                                                         5,651                   90
Less:  Current Portion                                                                  (1,407)                 (48)
                                                                                       -------               ------
Net Long - Term Debt and Capitalized Lease Obligations                                 $ 4,244               $   42
                                                                                       =======               ======

Colonial Downs, L.P. (the "Partnership"), a subsidiary of the Company entered into a $10 million Construction Loan Agreement (the "Construction Facility") with PNC Bank, National Association ("PNC") and a $5 million Revolving Line of Credit Agreement ("Revolving Credit Facility") with PNC as of June 26, 1997. Proceeds of the Construction Facility will be used for the construction of Colonial Downs' racetrack in New Kent County, Virginia. Proceeds of the Revolving Credit Facility will be available for working capital needs and other general Company purposes. Amounts outstanding under each credit facility bear interest at the rate of PNC's prime plus one and one-half percent (1.5%) or LIBOR plus three percent (3%), at the Company's option. Each facility has a term of three (3) years subject to two one-year extensions at the option of the Company provided that certain financial covenants are satisfied. At September 30, 1997, $4,358,000 had been borrowed under the Construction Facility. No amounts had been borrowed under the Revolving Credit Facility.

        The Company and the Partnership also are party to a $900,000 loan from Citizens and Farmers Bank (the "C&F Loan"). The loan is governed by a Business Loan Agreement and secured by the Track's lighting equipment pursuant to a Commercial Security Agreement. At September 30, 1997 the Company had borrowed $900,000 under the C&F Loan.

5.   Related Party Transactions

         Virginia Concessions, L.L.C., an affiliate of shareholder CD Entertainment Ltd., was granted an option by the Company to manage the food and beverage concessions at the racing centers. Under the agreement, Virginia Concessions, L.L.C. pays rent to the Company based on gross sales. This rental income for the Company for the nine months ended September 30, 1997 was $118,000. In April 1997, the Company entered into a management agreement to manage Virginia Concessions in return for the net income (or losses) from the operation of the food and beverage concessions.

         Norglass, Inc., an affiliate of a shareholder, is engaged as the general contractor to construct the racetrack and related facilities in New Kent County, Virginia. The contract value with Norglass, Inc. for the facility is $29.5 million. Norglass, Inc. has also been engaged to perform construction management related to the satellite facilities. Total racetrack construction cost paid to Norglass, Inc. was approximately $26.5 million through September 30, 1997. Norglass, Inc. receives a fee of $2 million under the racetrack construction contract and reimbursement of up to $1 million for certain out - of
- pocket expenses. In addition, Norglass, Inc. has been paid approximately $3.3 million in construction cost related to the SWFs.

       In November 1997, Norglass, Inc. filed liens against the Company for a total of approximately $11.9 million. It appears the Company has paid approximately $5.1 million directly to the subcontractors of the $11.9 million claimed by Norglass, and the Company believes it has substantial defenses and possible offsets to the remaining amount. The contract between the Company and Norglass is a fixed price contract for $29.5 million and the Norglass claim exceeds the amount remaining to be paid under the contract. The contract with Norglass provides for disputes to be resolved by arbitration by the American Arbitration Association (AAA). In accordance with the contract, the Company has filed a demand for arbitration with the AAA to resolve the dispute. The Company is required under its loan agreement to either pay, bond or contest the liens by November 26, 1997. The Company is contesting these liens through arbitration. Although the arbitration process stays enforcement of the liens, the Company's lender may, at its option, require the Company to provide additional collateral during the pendency of the arbitration.

        The Company agreed to pay Premier One Development Co. ("Premier"), a company affiliated with CD Entertainment Ltd., a shareholder of the Company, a fee of $250,000 (of which $125,000 was paid in 1996, $32,000 in March 1997 and
$93,000 in April 1997) for services related to the construction of the racetrack and the development of the racing centers. The Company also agreed to pay Premier an annual fee of $226,000 during the period October 1, 1997 to September 30, 1998 for research, development and acquisition services relating to new opportunities for the Company.

        The $10,000,000 construction loan credit facility is guaranteed by an officer, director and shareholder of the Company as well as a member of his immediate family. The Company is obligated to pay an annual guarantee fee of the greater of (i) three percent (3%) of the average outstanding balance of the credit facility or (ii) $50,000 to an affiliate of the officer, director and shareholder guarantor.

6.   Earnings per share

          Earnings per share for the three and nine months ended September 30, 1997 and September 30, 1996 was computed by dividing the net income by the weighted average number of shares outstanding during the periods. (Prior to the reorganization of the Company effective March 12, 1997, the private owners of the Company held partnership interests which were converted to 3,000,000 shares of stock as part of the reorganization). No outstanding stock options were exercisable as of September 30, 1997 and therefore, they were not included in this calculation. Additionally, shares issuable upon the conversion of an outstanding convertible subordinated promissory note were excluded from the earnings per share calculation since the conversion price exceeded the average market price for the nine month period ended September 30, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     The Company was organized to pursue opportunities for horse racing and pari-mutuel wagering in Virginia. The Company is the only entity that has been awarded unlimited licenses to own and operate a horse racetrack with pari-mutuel wagering in Virginia and is currently the only entity eligible to apply for licenses to own and operate satellite wagering facilities ("SWFs") in Virginia. The Company currently operates SWFs in Chesapeake and Richmond, Virginia and has received licenses to own and operate facilities in each of Hampton and Brunswick County, Virginia. The Company plans to conduct thoroughbred and standardbred ("harness") horse racing at its racetrack located in New Kent County, Virginia (the "Track"). The Company's inaugural thoroughbred meet opened on September 1, 1997 with thirty (30) days of live racing taking place before the meet ended on October 12, 1997. The Company also conducts pari-mutuel wagering at the Track and at its SWFs on races run at the Track and on races telecast from out-of-state tracks. The Company has also increased its revenues by entering into agreements to simulcast races run at the Track to out-of-state racetracks, SWFs, casinos, and other gaming facilities.

     The Company's goal is to establish the Track as one of the premier venues for thoroughbred and standardbred horse racing in the eastern United States by attracting high quality horses and offering an appealing environment for racing participants and customers. The Company believes that its average purses are competitive with those currently offered by most other tracks in the mid-Atlantic region that hold racing meets at the same time as the Company's scheduled meets. This enables the Company to attract high quality horses, trainers, and jockeys to its meets.

     For the first nine months of 1997, total assets increased from $12,176,000 at December 31, 1996 to $74,154,000 at September 30, 1997 largely as result of the closing of the Company's IPO and the construction of the racetrack and the Hampton and Brunswick satellite wagering facilities. Additionally the Company took title to the real estate upon which the racetrack is being constructed. (The value of such property is treated as a refundable advance until such time as the likelihood of reversion to the property's grantor is remote. See footnote 3 to the financial statements).

         Total liabilities increased during the same period from $11,180,000 at December 31, 1996 to $36,316,000 at September 30, 1997. The increase in liabilities is mainly attributable to the entry of the contribution of land to the Company by Chesapeake Forest Products Company as a refundable advance (see footnote 3 to the financial statements), long term borrowings, an increase in purses due horsemen, and an increase in accounts payable due to the construction and operation of the Track.

Results of Operations

Three months ended September 30, 1997 compared to three months ended September 30, 1996

         Total revenue increased by approximately $5.1 million or 243% from $2.1 million for the three months ended September 30, 1996 to $7.2 million for the three months ended September 30, 1997. This increase was attributable to the operation of the live thoroughbred meet and two satellite wagering facilities, Chesapeake and Richmond, during the three months ended September 30, 1997 versus only the Chesapeake facility, which opened February 17, 1996, being in operation for the three months ended September 30, 1996.

         Total operating expenses increased by approximately $5.1 million or 232% from $2.2 million for the three months ended September 30, 1996 to $7.3 million for the three months ended September 30, 1997. The increase in operating expenses resulted from operating the live thoroughbred meet and two satellite wagering facilities in 1997 versus one satellite wagering facility in 1996.

         For the three months ended September 30, 1997 compared to the three months ended September 30, 1996, other income increased $297,000 to $236,000 comprised primarily of interest income which, increased $266,000 to $268,000 as a result of investing the IPO proceeds.

         For the three months ended September 30, 1997 compared to the three months ended September 30, 1996, the loss from operations decreased by approximately $37,000 from a loss of ($152,000) to a loss of ($115,000) due to the factors described above.

         Net earnings increased by approximately $293,000 from a loss of ($213,000) to net earnings of $80,000 for the three months ended September 30, 1997 due to the factors described above. Income tax expense increased from $0 to $41,000 due to the increase in net income for the period.

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

         Total revenue increased by approximately $11.9 million or 209% from $5.7 million for the nine months ended September 30, 1996 to $17.6 million for the nine months ended September 30, 1997. This increase was attributable to the operation of the live thoroughbred meet and two satellite wagering facilities, Chesapeake and Richmond, during the nine months ended September 30, 1997 versus only the Chesapeake facility, which opened February 17, 1996, being in operation for the nine months ended September 30, 1996.

         Total operating expenses increased by approximately $10.9 million or 182% from $6.0 million for the nine months ended September 30, 1996 to $16.9 million for the nine months ended September 30, 1997. The increase in operating expenses resulted from operating the live thoroughbred meet and two satellite wagering facilities in 1997 versus one satellite wagering facility in 1996.

         For the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, other income, comprised primarily of interest income, increased $679,000 due to earnings from investing the IPO proceeds.

         For the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, earnings from operations increased by approximately $1,078,000 from a loss of ($320,000) to earnings of $758,000 due to the factors described above.

         Net earnings increased by approximately $1,390,000 from a loss of ($408,000) to net earnings of $982,000 for the nine months ended September 30, 1997 due to the factors described above. Income tax expense increased from $0 to $367,000 due to the increase in net income for the period.

Liquidity and Capital Resources

         The Company's primary sources of liquidity and capital resources have been stockholders loans, long-term debt and proceeds from the initial public offering of the Company's common stock. During the nine months ended September 30, 1997, the Company's cash position increased by approximately $7.6 million from $1.4 million at December 31, 1996 to $9.0 million at September 30, 1997 as a result of approximately $36.2 million in proceeds from the stock offering, a $2.0 million increase in stockholder notes payable, a $7.6 million increase in accounts payable for purchases of property, equipment and construction, a $3.2 million increase from operating activities and a $5.5 million increase in other debt offset primarily by $43.8 million of cash absorbed by construction in progress and purchases of property and equipment, $1.6 million cash absorbed for repayment of stockholder's note payable, and $1.5 million of cash absorbed funding purse account promissory notes. For the nine months ended September 30, 1996 the Company's cash position decreased approximately $.02 million.

         Net cash provided by operating activities for the nine months ended September 30, 1997 totaled approximately $3.2 million. This was a result of net earnings and depreciation, $1.4 million, an increase in accounts payable, purses payable and accrued expenses of $3.1 million offset by an increase in accounts receivable and other assets of $1.3 million. For the nine months ended September 30, 1996, net cash provided by operations was $.5 million.

         Cash flows used in investing activities totaled approximately $ 36.2 million for the nine months ended September 30, 1997 as compared to $3.7 million for the nine months ended September 30, 1996. Capital expenditures made in the nine months ended September 30, 1997 were primarily for the purchase of land and beginning construction of the Hampton satellite facility ($2.6 million), the purchase and the development of the Brunswick property ($.5 million) and for the continued construction of the race track in New Kent County ($40.7 million). In addition, the other assets increased $.1 million during this period. These investing activities were offset by a $7.7 million increase in accounts payable for purchases of property, equipment and construction. For the nine months ended September 30, 1996, cash flows used in investing activities total approximately $3.7 million. Capital expenditures were primarily for the build out and equipping of the Chesapeake satellite wagering facility ($2.5 million), a decrease in account payable ($.9 million), and an increase in other assets ($.3 million).

         Cash flows from financing activities for the nine months ended September 30, 1997 totaled approximately $ 40.6 million. This was primarily the result of the stock offering of 4,250,000 shares of common stock, which provided proceeds of approximately $36.2 million, and net increased stockholder loans of $.4 million and long term debt of $5.5 million offset by $1.5 million in funding of purse account promissory notes. For the nine months ended September 30, 1996 cash flows from financing activities was approximately $ 3.2 million primarily from increased stockholder loans and proceeds from purse account promissory notes.

         The remaining proceeds from the stock offering and from existing credit facilities will be used to complete construction of the Hampton satellite facility (approximately $1.2 million), and complete construction of the Brunswick County satellite facility (approximately $.8 million). The Hampton satellite facility is currently under construction and is projected to open in the fourth quarter of this year. Construction of the Brunswick is currently underway and expected also to open late in the fourth quarter of this year.

         The Company believes that the cash on hand, cash generated from operations, and the above credit facilities will be sufficient to fund its anticipated future cash requirements.

Seasonality

         The Company's revenues and net income may fluctuate from quarter to quarter for a variety of reasons. For example, revenues may be higher during scheduled live racing than at other times of the year. In addition, weather conditions sometimes cause cancellation of outdoor horse races or curtail attendance, both of which reduce wagering. Attendance and wagering at both outdoor races and indoor SWFs also may be adversely affected by certain holidays and professional and college sports seasons as well as other recreational activities. Conversely, attendance and wagering may be favorably affected by special racing events which stimulate interest in horse racing, such as the Triple Crown races in May and June and the Breeders' Cup and the Breeder's Crown in November.

Forward Looking Statements

         Statements regarding the anticipated opening of additional satellite wagering facilities, scheduling of the thoroughbred and harness meets, and certain other statements contained in this quarterly report are forward-looking statements and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Such potential risks, uncertainties and factors include, but are not limited to, risks of construction delays, including unforeseen environmental, engineering or geological problems, governmental regulation, including licensing of additional satellite wagering facilities, approval by the Virginia Racing Commission of thoroughbred and harness dates for 1998, competition with other sporting events and forms of entertainment, and the success of planned advertising, marketing and promotional efforts.

                           Part II - Other Information

Item 1 - Legal Proceedings

         On November 14, 1997, the Company filed for arbitration of disputes with Norglass, Inc., general contractor for the construction of the racetrack and related facilities, in response to filings of mechanic's liens aggregating approximately $11.9 million. Pursuant to the terms of the construction contract, all disputes are to be settled by arbitration pursuant to the rules of the American Arbitration Association. Norglass, Inc. is an affiliate of James M. Leadbetter, who holds more than 5% of the stock of the Company.

Item 5 - Other Information

         The Company was selected to host the Breeder's Crown, a prestigious series of harness races, to be held in November 1998. The Breeder's Crown is the standardbred horse industry's equivalent of thoroughbred racing's Breeder's Cup.

         In November 4, 1997 referenda, voters in Roanoke, Fredericksburg and Martinsville declined to permit the locating of a satellite facility in those principalities. The Company intends to seek referenda in other Virginia localities.


Item 6 - Exhibits and Reports on Form 8-K

        (a) - Exhibits

        10.12 Promissory Note dated August 21, 1997 payable to Citizens and Farmers Bank in the original principal amount of $900,000.

        10.13 Business Loan Agreement dated August 21, 1997 among the Company, the Partnership and Citizens and Farmers Bank.

        10.14 Commercial Security Agreement dated August 21, 1997 among the Company, the Partnership and Citizens and Farmers Bank.

        10.15 Subordination Agreement (Lighting) dated August 18, 1997 among CD Entertainment, the Company, Colonial Downs, L.P. and David F. Belkowitz and James W. Theobald.


        11.    Earnings Per Share (See Part I, Item I)

        27.    Financial Data Schedule for the period ending September 30, 1997.

        (b) - Reports on Form 8-K

        On September 23, 1997, the Company filed a report on Form 8-K reporting that the Virginia Racing Commission (the "Commission") had unconditionally released the $1.0 million letter of credit that it held to secure the Company's performance guarantee. Under the performance guarantee, the Commission was entitled to draw $5,000 per day in penalties from the Company for every day after July 17, 1997 that the track was not open for live racing. The Company also reported that the opening dates for the Brunswick and Hampton Racing Centers had been delayed from the September 1997 dates previously reported. No other reports on Form 8-K were filed during the period.

                                 Signatures


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Colonial Downs Holdings, Inc.

Date: November 14, 1997                           /s/ O. James Peterson, III
                                                  -----------------------------
                                                  O. James Peterson, III,
                                                  President and Chief
                                                  Operating Officer


Date: November 14, 1997                           /s/ Ian M. Stewart
                                                  -----------------------------
                                                  Ian M. Stewart, Vice President
                                                  and Chief Financial Officer