Form 10-K
period 1997-12-31
COLONIAL DOWNS HOLDINGS INC
filed 1998-03-31
CIK 1027430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-18295

COLONIAL DOWNS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)


---------------------------------                       54-1826807
VIRGINIA                                             (I.R.S. Employer
(State or other jurisdiction of                      Identification No.)
incorporation or organization)

10515 Colonial Downs Parkway
New Kent, VA 23124
(Address of principal executive offices)

Registrant's telephone number, including area code 804-966-7223

Securities registered pursuant to Section 12(b)of the Act: None

Securities registered pursuant to Section 12(g) of the Act:


Title of Each Class on Which Registered                  Name of Each Exchange

Class A Common Stock par value .01 per share             NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 26, 1998 was approximately $6,678,437.50

Number of Shares of Class A Common Stock outstanding as of March 26, 1998 - 5,000,000

Number of Shares of Class B Common Stock outstanding as of March 26, 1998-2,250,000

Documents Incorporated by Reference

Registrant's Definitive Proxy Statement with respect to annual meeting of Shareholders to be held on May 8, 1998.

This Annual Report contains forward-looking statements that inherently involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in this Annual Report. Statements regarding anticipated arbitration, referenda, results of operations, liquidity, the opening of additional Racing Centers, and certain other statements contained in this report are forward-looking statements and, as such, involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by such forward-looking statements. Such potential risks, uncertainties, and factors include, but are not limited to, acts by parties outside the control of the Corporation, including the Maryland Jockey Club and the Virginia Racing Commission, political trends, the effects of adverse general economic conditions, and governmental regulation, including licensing of additional Racing Centers. The forward-looking statements contained herein speak only as of the date of this report. References to "Colonial Downs Holdings" or the "Company" include Colonial Downs Holdings, Inc. and its subsidiaries, Colonial Downs, L.P., a Virginia limited partnership (the "Partnership"), and Stansley Racing Corporation, a Virginia corporation ("Racing").

                                     PART I

ITEM 1   BUSINESS

General

         The Company, which was incorporated in 1996, owns the sole licenses in Virginia to own and operate a horse racing facility and up to six racing centers ("Racing Centers") at which pari-mutuel wagering is permitted. The Company currently provides pari-mutuel wagering opportunities on both live and simulcast thoroughbred and harness horse races at one racetrack and four Racing Centers.

         The Company owns and operates Colonial Downs Racetrack in New Kent, Virginia (the "Track") and four Racing Centers located in Richmond, Chesapeake, Brunswick, and Hampton, Virginia. The Company intends to develop two additional Racing Centers that are authorized under Virginia law; however, each additional Racing Center may only be developed in additional locations after a local referendum approving a Racing Center in such locality and licenses are granted by the Virginia Racing Commission (the "Commission").

         The Company conducts pari-mutuel wagering at all of its locations on thoroughbred and harness races run at the Track and on simulcast broadcasts of thoroughbred and harness races from other racetracks ("Import Simulcasting"). The Company also simulcasts races conducted at the Track for wagering at other locations throughout the United States ("Export Simulcasting").

         Pari-mutuel wagering on thoroughbred or harness racing is pooled wagering, in which a totalisator system totals the amounts wagered and adjusts the odds on each horse to reflect the relative amounts wagered on each horse and various possible outcomes. Under Virginia law, a portion of the pooled wagers is retained by the wagering facility, a portion is paid to the applicable local governments and Virginia, a portion is paid to the Virginia Breeders' Fund, and a portion is distributed to the Track's horsemen in the form of "purses" which encourage owners and trainers to enter their horses in races at the Track. The balance of the pooled wagers is paid out to wagerers as winnings in accordance with the payoffs determined by the totalisator system.

         The Company derives its revenue from wagers placed at the Track and its Racing Centers, export simulcasting of its races, admissions to these facilities, program sales, food and beverage sales, rental of suites and group facilities at the Track and sponsorship income and advertising at the Track. In Virginia, racetrack ownership and operation is a precondition to Racing Center ownership and operation.

         The Company's plan is to open additional Racing Centers as attractive opportunities arise. The Company will seek to increase the number of venues for pari-mutuel wagering while simultaneously increasing the number of races available for simulcast. The Company may seek legislative changes to allow more than six Racing Centers in Virginia. In addition, the Company will actively seek out export simulcast opportunities in other states. The Company plans to promote attendance and wagering business at the Track and its Racing Centers by introducing additional entertainment activities, including family fun days, premium giveaway programs, contests and special events.

Strategy

         The Company intends to be a leading participant in the wagering industry by capitalizing upon its unique dirt and turf track capabilities for live racing, its horse racing expertise and expanding its wagering network.

Capitalizing upon the Track's Unique Racing Surfaces

         The Track's mile and a quarter dirt track is one of the largest tracks in North America and its 180 foot wide mile turf track is the largest turf course. These unique configurations are expected to attract quality horses to the Track. The 1998 Breeders Crown, one of the premier North American standardbred racing events, will be held at the Track in November 1998. The inaugural Virginia Derby, a race for three-year old thoroughbreds, will be held in October 1998 on the Company's turf course. The Company intends to develop the Virginia Derby as a graded stakes race as a warm up to the Breeders' Cup. Both the Breeders Crown and the Virginia Derby are expected to be televised on national cable networks.

         By hosting and creating marquee racing events, the Company intends to improve its market visibility, attract additional patrons to the Track and its Racing Centers, and enhance its ancillary revenues from corporate sponsorship, group sales events, and food and beverage sales.

Opening Additional Racing Centers

         The Company's goal is to expand its operations and increase its Racing Center revenues by opening the two additional Racing Centers which are authorized under the Virginia Racing Act. The Company intends to hold referenda in localities that it perceives to be strategically located. Upon a positive vote in a localities referenda, the Company intends to apply for licenses from the Commission and to open two additional Racing Centers in Virginia.

Maintaining Quality Import Simulcasting and Increasing Export Simulcasting

         The Company intends to maintain the quality of the Import Simulcasting races that it makes available for wagering by customers at the Track and Racing Centers and to increase its revenues from the volume of Export Simulcasting of Company races for wagering at the facilities of others. The Company believes that by Import Simulcasting high quality races from nationally known racetracks it can increase the number of wagerers as well as the size of the average wager. The Company also intends to try to increase Export Simulcasting as a way of increasing overall revenue. The Company plans to conduct evening thoroughbred racing in 1998 at times when the Company's signal will encounter little competition from other thoroughbred races.

Live Racing

         The Company ran its first thoroughbred meet from September 1, 1997 through October 12, 1997. Racing was conducted Wednesday through Sunday of each week with an average of nine races per day. The Company will hold its first harness racing meet beginning April 24, 1998 through July 5, 1998. The Company will hold its next thoroughbred meeting commencing August 24, 1998 through October 12, 1998. The Company has also been selected to host the Breeders Crown races which will be held on the weekends of November 7 and 8 and November 13 and 14, 1998.

         Revenues from live racing at the Track consist of the total amount wagered, less the amount paid as winning wagers. Of the amount not returned to bettors as winning wagers, a portion is paid to New Kent County, Virginia (where the Track is located), the Commonwealth of Virginia and the Virginia Breeders' Fund, and the balance is divided between the Company and purses for the horsemen at the Track. The Virginia Racing Act specifies the maximum percentages of each dollar wagered on horse races in Virginia which can be retained by the Company (prior to required payments to the Breeders' Fund and applicable taxing authorities). The percentages vary, based on the type of wager. For win, place and show wagering the amount of the take out is 18% of the amounts wagered. For all other forms of wagering (exacta, trifica and other "exotic" wagers), the permitted take out is 22%. The average percentage is approximately 21%. The balance of each dollar wagered must be paid out to the public as winning wagers. The Company's revenues on each race are determined pursuant to the Virginia Racing Act. Amounts payable for purses are determined under agreements with the Virginia Horseman's Benevolent and Protective Association ("VaHBPA") and the Virginia Harness Horse Association ("VHHA") (collectively, the "Associations"). See Purses; Agreements With Horsemen.

Racing Center Wagering

         At the Racing Centers, as at the Track, customers place wagers on thoroughbred and harness races simulcast from the Company's Track and on import simulcast races from other tracks around the country. Under the Virginia Racing Act, only licensed owners and operators, such as the Company, can operate Racing Centers or accept customer wagers on simulcast races at a Virginia racetrack. The Company, through its subsidiaries, is the sole holder of such licenses. The Company currently operates four Racing Centers in Richmond, Chesapeake, Brunswick and Hampton and under Virginia law can open two additional facilities. The Company is in the process of identifying localities for referenda on additional Racing Centers. The Company unsuccessfully sought approval in referenda in Manassas Park (November 1996), Fredericksburg (November 1997), Martinsville (November 1997) and Roanoke (November 1997). The Company intends to continue pursuing possible locations until such time as the Company has opened as many Racing Centers as are authorized under Virginia law.

Simulcasting

         Simulcasting involves broadcasting a live race to other locations. Wagers are then placed on the race being broadcast. The Company both imports simulcast races from other tracks around the country as well as exports simulcasts of its races to other venues. Generally, wagering conducted on simulcast races is aggregated with the pool of wagers placed at the track at which the live race is run and wherever the race is broadcast, so that track odds are maintained. The Company has been receiving import simulcasts at its Chesapeake Racing Center from racetracks in other states since February 1996 and at its Richmond Racing Center since December 1996. The Company has been receiving import simulcasts at its Brunswick and Hampton Racing Centers since December 18, 1997 and December 23, 1997, respectively. At the Racing Centers, the Company regularly receives import simulcasts from over 15 different racetracks (including Belmont Park, Saratoga, Gulfstream Park, and Santa Anita) during a day of operation.

         The Company currently receives simulcast signals from these tracks pursuant to an agreement with Penn National (the "Hubbing Agreement") under which the Company receives the benefit of Import Simulcasting terms negotiated by Penn National with other racetracks. The Company believes that these terms may be more favorable than the terms it could separately negotiate with such racetracks because of the economies of scale achieved under the Hubbing Agreement. The original term of the Hubbing Agreement expired December 31, 1996, and the Company and Penn National have elected to extend the agreement on a month-to-month basis.

         The Company intends to increase the number and quality of races it imports for simulcast wagering in the future. The Company believes that by simulcasting high-quality races from nationally known racetracks it will increase the number of wagerers as well as the size of the average wager. The Company's success in implementing this strategy will depend upon the terms it negotiates individually and in conjunction with Penn National with such tracks.

         The Company believes that simulcasting diminishes the negative effect of inclement weather on wagering. Indoor facilities featuring simulcasting make available wagering on races from racetracks regardless of local weather.

         Typical simulcast arrangements usually require the receiver of a signal to pay a fee equal to approximately 2% to 4% of the handle (the total amount wagered at the off-track facilities) attributable to such signal. The Company has entered into an agreement with Maryland-Virginia Racing Circuit, Inc., which is affiliated with the owners of the Pimlico and Laurel racetracks in Maryland (collectively, "Maryland Jockey Club"). The Company sends its live racing signal to the Maryland tracks and the Maryland tracks send their live racing signals to the Track and the Company's current and future Racing Center facilities at no cost to either party. Wagers placed at the Company's Racing Centers on races run at other racetracks are treated as part of the common pari-mutuel wagering pool at that track. From such a pool, a fixed percentage is paid out as winning wagers. Winning wagers paid at the Company's Racing Centers may be disproportionate to the winning wagers to be paid from the entire pari-mutuel pool for a particular race. Accordingly, to the extent the Company paid out more or less than its share of winning wagers, it is obligated to pay or be paid funds from the track at which the race originated. In contracting for the receipt of simulcast signals, the Company agrees with the originators of the signals for the reconciliation of winning wagers. The reconciliation occurs on a daily basis with cash reconciliation occurring each week. Through the Hubbing Agreement, Penn National handles the Company's weekly reconciliation with other tracks, and the Company settles with Penn National each week. It is possible that the Company could fail to receive reimbursement for funds to which it is entitled under the Hubbing Agreement. Historically, the Company has not experienced such collection problems.

         Import Simulcasting of races from other tracks, especially from nationally known tracks in other states, may compete with wagering on live races run at the Track. The Company believes, however, that simulcasting of out-of-state races, and making available wagering on higher quality races, will increase the number of wagerers as well as the size of the average wager.

Marketing

         The Company seeks to increase wagering by broadening its customer base and increasing the wagering activity of its existing customers. To attract new customers, the Company seeks to increase the racing knowledge of its customers by providing "user friendly" automated wagering systems and comfortable surroundings. The Company also seeks to attract new customers by offering various types of promotions including premium give-away programs, contests and handicapping seminars.

         The Company also seeks to expand its patron base by establishing the Track as a tourist destination. The Track is centrally located among existing tourist attractions - Paramount's Kings Dominion to the northwest and Colonial Williamburg and Busch Gardens to the west, each of which are within forty-five miles by highway of the Track. The Company is working with tour and bus companies to include the Track in their itineraries.

Automated Wagering Systems

         To make wagering more "user friendly" to the novice and more efficient for the expert, the Company leases Autotote Corporation's automated wagering equipment for its Racing Centers. These wagering systems enable the customer to choose a variety of ways to place a bet through touch-screen interactive terminals and personalized portable wagering terminals, provide current odds information and enable customers to place bets and credit winning tickets to their accounts.

Modern Facilities

         The Company provides a comfortable, upscale environment at each of its Racing Centers, including a full bar, a range of restaurant services and an area devoted to televised sporting events. The Company believes that its attractive facilities appeal to its current customers and to new customers, including those who have not previously visited a Racing Center.

         At the Track, the grandstand has an occupancy capacity of approximately 4,000 patrons. The front apron accommodates an additional 4,000 people and, on special event days, the grass picnic area east of the grandstand accommodates an additional 3,000 non-reserved seats in bleachers and on benches. Valet and general paved parking is available for over 1,825 vehicles. Additional unpaved parking is available for large and capacity crowds.

         The grandstand and clubhouse has five levels. A grandstand area is on the first level where patrons enter the facility, together with two simulcast/TV amphitheaters, two covered patio seating areas, four bars, one large concession center court, gift shop, restrooms, and wagering locations with approximately 60 tellers. The second level houses administrative offices and a kitchen. The main grandstand area is located on the third level together with a full-service dining area with a seating capacity of 548 patrons, an additional 304 box seats, two separate lounge areas and additional wagering locations with 38 tellers. Ten suites with sky box seating and a private club are located on the fourth level. The fifth level houses the judges' room, stewards' room, a press agents' room, photo finish services, a video room, the announcers' room, the audio/video control room and a VIP room.

Virginia-Maryland Thoroughbred Circuit

         To provide experienced management for the Track and promote thoroughbred racing in Virginia and Maryland, the Company has entered into an agreement with Maryland Jockey Club, to create a Virginia-Maryland thoroughbred racing circuit. Under this agreement (the "Management and Consulting Agreement"), the Maryland Jockey Club will seek permission each year to cease live racing during the Company's thoroughbred meets. While the Maryland thoroughbred tracks are not conducting live racing, the Company expects to attract the thoroughbred race horses that typically have run at the Maryland racetracks at that time. The Management and Consulting Agreement further provides that the Maryland Jockey Club will provide experienced personnel from Laurel Park and Pimlico Race Course to assist the Company in managing its live thoroughbred meet at the Track. The Company has agreed to pay the Maryland Jockey Club a management fee equal to two percent of all amounts wagered at the Company's facilities other than on live standardbred racing, which management fee represents approximately 10% of the Company's revenues from wagering.

         The Virginia-Maryland thoroughbred circuit was created in part to address the perceived shortage of quality thoroughbred race horses available for racing at U.S. tracks. During its inaugural meet, the Company appears to have successfully attracted a substantial number of thoroughbred horses that have historically raced at Laurel Park and Pimlico Race Course. During the 1997 season, only racing on the Track's dirt course was available. Turf racing is expected to be conducted at the 1998 meet, which is expected to result in additional Maryland horses racing at the Track. Additionally, the Company will intensify its efforts to recruit quality thoroughbred horses from other locales for the 1998 meet. The availability of the turf course for the 1998 season is anticipated to enhance the Company's ability to attract such horses.

Purse Structure

         The Company has taken steps to ensure competitive purses to attract horse owners to race at the Track. The Company guaranteed purses of $150,000 per day for not less than 30 days of racing for each of the 1997 and 1998 thoroughbred meets, and minimum purses of $50,000 per day for not less than 50 days for each of the 1998 and 1999 standardbred meets. The Company expects its purses to be competitive with purses at tracks in the mid-Atlantic market that conduct meets concurrently with the Company's meets, with the possible exception of Delaware Park and Charles Town, West Virginia, each of which have recently legalized VLTs or slot machines, which will likely increase the purses offered at such racetracks. (Charles Town's purses are not currently competitive with the Company's purses. Delaware Park's purses exceed the Company's purses.)

         The guaranteed purse structure arises from the Company's agreements (the "Purse Agreements") with the Associations. Pursuant to the agreements with the VaHBPA, the Company has agreed, among other things, to contribute to its thoroughbred purse account, a certain percentage (approximately 5.25%) of all money wagered on thoroughbreds at its Racing Centers until such account accumulates a total of $4.5 million. (Under the Virginia Racing Act, the Company is also required to contribute, on average, approximately 8.5% of all money wagered at the Track on live racing to the purse account and these funds are credited to the $4.5 million guarantee.) If such funds are less than $4.5 million, the Company will contribute one half of the deficiency and loan the remaining one half of the deficiency. The agreements with the VHHA reflect a similar arrangement, and requires the Company, among other things, to contribute to its standardbred purse account a certain percentage (approximately 5%) of all money wagered on harness racing at its Racing Centers until such account accumulates a total of $2.5 million.

         If the total thoroughbred and standardbred purse contributions for any year are greater than $4.5 million and $2.5 million, the Company may be required to make a purse contribution in excess of the minimum amounts based upon a formula which adjusts the Company's net income for items such as cost of equity capital and certain operating expenses. For the year ended December 31, 1997, the Company was not required to make a purse account contribution in excess of the minimum amounts. These additional contributions, if any, to the purse accounts are expected to enhance the Company's ability to attract quality horses to the Track and, as a result, to sell the Company's export simulcast signal.

         In addition, the Purse Agreements address, among other things, the sharing of export simulcast net revenues, the setting of a schedule of purse amounts, preparation of conditions for races, reconciliation of any over or under payment of purse amounts, the number of Virginia-bred races to be run at each meet, the availability of stalls and track facilities during and after meets, and the sharing of revenues, if any, from television (other than simulcasting) or radio broadcasts of races run at the Track.

         Each Purse Agreement expires on December 31, 1998 (except as it relates to the 1999 standardbred meet), and renews automatically for successive one year terms. Contributions to the purse accounts after December 31, 1998 are to be negotiated in good faith by the parties based upon annual budgets prepared by the Company. These budgets will contain provisions for net after-tax return consistent with prior years and purse contributions necessary to attract quality horses to race at the Track.

         Because the Company commenced simulcast operations prior to the commencement of live racing, it has entered into two separate agreements--a live racing agreement and a Simulcast Wagering agreement--with each horsemen group. After 1998, the Company likely will enter into a single agreement with each horsemen group. The agreements are not mandated by law; however, each contains the horsemen group's consent to the receipt and sending of simulcast signals in compliance with the Interstate Horse Racing Act.

Competition

         The Company is subject to competition from racetracks located outside Virginia (including several in Delaware, Maryland, New Jersey, New York, Pennsylvania, and West Virginia) and other forms of gaming, such as land-based casinos, including those in Atlantic City, and statewide lotteries in Virginia and in neighboring states. The Company will also face competition from a wide range of entertainment options, including live and televised sporting events and other recreational activities. The possible legalization of other forms of gaming in Virginia, such as riverboat casino gaming, also could have an adverse effect on the Company's business. Although bills for the creation of riverboat gaming have failed in the Virginia legislature, proponents of riverboat gaming in Virginia may continue to seek legislative approval. It is not possible, at this time, to determine if or when additional forms of gaming will be permitted in Virginia or neighboring states and, if so, the impact, if any, on the Company. If additional gaming opportunities become available in or around Virginia, such as in Maryland, and the Company is unable to participate in such gaming opportunities, it could have a material adverse effect on the Company and its operations.

         The Company competes and will compete for wagering dollars and simulcast fees with live racing and races simulcast from horse racetracks in other states, particularly racetracks in neighboring states such as Charles Town in West Virginia, Pimlico Race Course, Laurel Park and Rosecroft Raceway in Maryland, and Delaware Park in Delaware. In addition, patrons may be attracted to thoroughbred races in Maryland during the Company's harness racing meet. The Company believes that the Management and Consulting Agreement will promote coordination of thoroughbred events between the two states. However, if the Virginia or Maryland Racing Commissions do not approve a party's proposed racing days, or if the Virginia-Maryland thoroughbred racing circuit is otherwise unsuccessful, the Track may compete directly with thoroughbred racetracks in Maryland. In addition, new racetracks could be constructed in adjacent states that would compete with the Track, or new licenses could be granted to Company competitors in Virginia. Based on the stated intent of the Virginia Racing Commission, the Company does not believe that the Virginia Racing Commission is likely to grant licenses to other entities in the foreseeable future.

         The Company anticipates competition from VLTs and slot machines, in particular. Delaware legalized slot machines at three racetracks as of January 1, 1996. Slot machines have been installed at Delaware Park, Dover Downs and additionally, VLTs have been legalized and installed at Charles Town racetrack in Lewistown, West Virginia. VLTs and slot machines are prohibited in Virginia. The Company believes that the legalization of VLTs and slot machines in neighboring states may adversely affect its business in two ways. First, VLTs and slot machines may attract the Company's potential Racing Center and Track customers, thereby reducing the Company's revenues. Second, racetracks with VLTs and/or slot machines generally are required to devote a significant portion of VLT and/or slot machine revenues to the purses for which horses race. As a result, such racetracks may be able to offer higher purses than the Track, and, consequently, the Company may encounter difficulty in attracting horsemen to race at the Track if other nearby racetracks offer higher purses.

Seasonality and the Effects of Inclement Weather

         Revenues (and expenses relating to the Track) may be higher during scheduled live racing than at other times of the year. In addition, weather conditions sometimes cause cancellation of outdoor horse races or curtail attendance, both of which reduce wagering. Attendance and wagering at both outdoor races and indoor Racing Centers also may be adversely affected by certain holidays and professional and college sports seasons as well as other recreational activities. Conversely, attendance and wagering may be favorably affected by special racing events which stimulate interest in horse racing, such as the Triple Crown races in May and June and the Breeders' Cup in November and the hosting of the Breeders Crown at the Track. As a result, the Company's revenues and net income may fluctuate from quarter to quarter. Given that a substantial portion of the Company's Track expenses are fixed, the loss of scheduled racing days could have a material adverse affect on the Company's profitability. The Company believes that simulcasting diminishes the effect of inclement weather on wagering.

Government Regulation

         The Company's success is dependent upon continued government and public acceptance of horse racing as a form of legalized gaming. Although the Company believes that pari-mutuel wagering on horse racing will continue to be legal in Virginia, gaming has come under increasing scrutiny nationally and locally. The United States Congress recently passed legislation creating a national gaming study commission (the "National Gaming Commission"). The National Gaming Commission has the duty to conduct a comprehensive legal and factual study of gambling in the United States and existing federal, state, and local policies and practices with respect to the legalization or prohibition of gambling activities, to formulate and propose changes in such policies and practices, and to recommend legislation and administration actions for such changes. It is not possible to predict the future impact of any such proposals on the Company and its operations. Any such proposals could have a material adverse effect on the Company's business. Opposition to the Virginia Racing Act has been unsuccessfully introduced in the Virginia legislature in the past, but additional legislative opposition may arise in the future. If the Virginia Racing Act were repealed or materially amended, such action could have a material adverse effect on the Company's business of pari-mutuel wagering.

         Virginia Racing Act. Under the Virginia Racing Act, the Virginia Racing Commission is vested with control over all aspects of horse racing with pari-mutuel wagering and the power to prescribe regulations and conditions under which such racing and wagering are conducted. The Virginia Racing Commission is responsible for, among other things, (i) conducting an annual review of the Company's Track and Racing Center licenses, (ii) annually approving the Company's proposed schedule of racing days, (iii) approving new or modified types of pari-mutuel wagering pools requested by the Company, (iv) issuing permits to all officers, directors, racing officials, and other employees of the Company, and (v) approving simulcast schedules at the Track and at the Racing Centers. The Virginia Racing Commission also has the authority to promulgate regulations pertaining to the Company's Track facilities, equipment, safety and security measures, and controls the issuing of licenses and permits for participants in pari-mutuel racing, including Company employees at the Track and at the Racing Centers and the Maryland Jockey Club as manager of the Company's thoroughbred meets pursuant to the Management and Consulting Agreement. In addition, the Virginia Racing Commission must approve any acquisition or continuing ownership of a 5% or greater interest in the Company. Action by the Virginia Racing Commission that is inconsistent with the Company's business plan could have a material adverse effect on the Company.

         The licenses issued by the Virginia Racing Commission to the Company are for a period of not less than 20 years, but are subject to annual review by the Virginia Racing Commission. It is possible that such licenses will not be renewed or that such licenses could be suspended or revoked by the Virginia Racing Commission for violations of the Virginia Racing Act or Virginia Racing Commission rules.

         Other State and Local Regulation. The Company, the Track, and the Racing Centers are also subject to a variety of other laws and regulations, including zoning, construction, and land-use laws and the regulations of the Virginia Alcoholic Beverage Control Board. Such laws and regulations may affect the selection of Racing Center sites because of parking, traffic flow, and other similar considerations. Any interruption or termination of the Company's ability, or that of its concessionaires, to serve alcoholic beverages could have a material adverse effect on the Company.

         Federal Regulation. The Company's interstate simulcast operations are subject to the provisions of the federal Interstate Horse Racing Act, which regulates interstate off-track wagering. In order to conduct wagering on import simulcasting at the Track or any Racing Center, the Interstate Horse Racing Act requires the Company to obtain the consent of the Virginia Racing Commission, the consent of the racing commission of the state where the horse racing meet originates and the consent of the representative horsemen groups in the originating state. To conduct Export Simulcasting, the Company must obtain the consent of the VaHBPA or the VHHA, as the case maybe, and the Virginia Racing Commission. Also, in the case of off-track wagering to be conducted at any of the Company's Racing Centers, the Interstate Horse Racing Act requires the Company to obtain the approval of all currently operating horse racetracks within sixty miles of the Racing Center or, if there are no currently operating tracks within sixty miles, the approval of the closest operating horse racetrack, if any, in an adjoining state. Significant delay in obtaining such consents and approvals or failure to obtain such consents or approvals could have a material adverse effect on the Company.

         Future Regulation. The Company's operations may become subject to additional regulation from any of the foregoing or from other governmental bodies. Such additional regulation could have a material adverse effect on the Company.

Taxation

         The Company is subject to a number of federal, state, and local taxes and fees. These include fees to support the Virginia Breeders' Fund, taxes payable to the Commonwealth of Virginia, taxes payable to New Kent County where the Track is located, and taxes payable to localities in which Racing Centers are located based upon the amount of monies wagered both at the Track and at the Company's Racing Centers. The Company believes that the public acceptance of pari-mutuel wagering on horse races, as well as other forms of gaming, is based, in part, on the governmental revenues it generates from taxes and fees on such activities. It is possible that gaming activities, including horse racing, may become a target for additional federal, state, or local taxes and fees. A significant increase in such taxes or fees or the creation of significant additional taxes or fees could have a material adverse effect on the Company.

Employees And Labor Relations

         At December 31, 1997, the Company had 376 permanent employees, of whom 36 were full-time and 340 part-time. Of the total employees, 52 were employed at the Track, and 324 were employed at the Company's Racing Centers. During the live thoroughbred meet, the Company hires 250 to 300 additional persons and during the standardbred meet an additional 150 to 200 persons.

ITEM 2   PROPERTIES

Track

         The Track site consists of approximately 345 acres of land located approximately 25 miles east of Richmond, Virginia and approximately 25 miles west of Williamsburg, Virginia. The Track includes a dirt race track, a unique 180 foot wide turf track, a five-level grandstand with ten luxury sky suites, bleachers, six bars, a gift shop, two simulcast/TV amphitheaters, and over 95 wagering stations. The Track site is located in an area that Chesapeake Corporation, its subsidiaries and possibly other developers, plan to develop into a resort area. An 18-hole golf course adjacent to the Track site was opened in July 1996 by The Legends Golf Group, a golf course developer based in Hilton Head, South Carolina. Future development plans for the area include hotels, theaters, restaurants, additional golf courses, commercial offices, and residential development. This development is planned to occur in four phases over the next 25 years. The first phase of development is in the areas adjacent to the Track site and the golf course and is expected to be completed over the next eight years. According to plans filed with New Kent County by the developer, 460 residential units and approximately 930,000 square feet of commercial space will be completed in the next three years. New Kent residents have demonstrated support for this development, but the Company has no control over the extent and timing of the development or the grant of governmental approvals required for its completion as planned.

Racing Centers

         The Company's Racing Centers provide areas for viewing import simulcasts and televised sporting events, placing pari-mutuel wagers and dining. The facilities also provide convenient parking.

         The Company's current Racing Center properties are described in the following chart:

Location                    Owned or Leased       Building Size (in square feet)

Brunswick                       Owned                    Approx.  8,000
Chesapeake                     Leased                    Approx. 15,000
Hampton                         Owned                    Approx. 13,500
Richmond                        Owned                    Approx. 20,000

ITEM 3   LEGAL PROCEEDINGS

         The following claims were asserted as of December 31, 1997:

         Norglass, Inc. The Partnership is engaged in a contract dispute under the Construction Agreement, dated February 10, 1997 (the "Construction Contract") between the Partnership and Norglass, Inc. ("Norglass"). Pursuant to the terms of the Construction Contract, the Partnership is proceeding before the American Arbitration Association ("AAA") against Norglass, the general contractor engaged to manage the construction of Colonial Downs' racetrack. In the proceeding, the Partnership challenges the validity of Norglass' mechanic's liens for approximately $11.8 million (subsequently reduced to $6.5 million) and asserts a damage claim against Norglass in an amount not less than $4.4 million. The Partnership is vigorously pursuing its claims against Norglass and is vigorously defending against claims for payment by Norglass under the Construction Contract. If the Partnership does not prevail in its claims and assuming it receives credit against Norglass' claims for the amount the Partnership has paid directly to the subcontractors, its potential liability, included in accounts payable at December 31, 1997, is approximately $1.9 million in construction costs, plus interest, from a date to be established and legal fees. Additionally, it will be unable to recover approximately $3.8 million it has paid to subcontractors of Norglass.

         Subcontractor Liens. In connection with the dispute with Norglass, subcontractors of Norglass and parties claiming direct contracts with the Partnership and the Corporation filed mechanic's liens against the property in the aggregate amount of approximately $4 million. As of the date hereof, all but $501,000.00 of such mechanic's liens have been released. Colonial Downs is negotiating with these subcontractors and contractors for the release of the balance of such liens.

         Maryland-Virginia Racing Circuit, Inc. On January 8, 1998, Colonial Downs filed a demand for arbitration against the Maryland-Virginia Racing Circuit, Inc. ("MVRC") before the Virginia Racing Commission (the "Commission"). In its arbitration demand, Colonial Downs challenged the management fee claimed to be due by MVRC pursuant to a Management and Consulting Agreement dated as of April 22, 1996 (the "Consulting Agreement") between Colonial Downs and MVRC. The arbitration is based upon the fact that the demanded compensation under the Consulting Agreement has failed to consider certain changed circumstances as well as the original intent of the parties. Specifically, the compensation demanded by MVRC has been based upon the assumptions that MVRC was to manage a 102-day thoroughbred racing season at Colonial Downs' racetrack and during that 102-day season the Maryland tracks owned and operated by MVRC would be closed. In reality, however, the number of thoroughbred race days has been (and will be for the foreseeable future) much less and MVRC has failed to close its Maryland tracks as contemplated. As a result, Colonial Downs has requested that the Commission (as provided in the Agreement) arbitrate this dispute and reform the Consulting Agreement accordingly, thereby reducing the compensation to MVRC to reflect the fewer number of race days during which MVRC is actually managing Colonial Downs' thoroughbred season. In the alternative, Colonial Downs has requested the Commission to declare the Consulting Agreement null and void and to direct the parties to enter into a new agreement. The Commission declined Colonial Downs' request that it arbitrate the dispute on January 21, 1998; hence a third-party arbitrator must be named. As of December 31, 1997, Colonial Downs had withheld payment of $487,648.00 of the management fee purported due MVRC.

         Richmond Racing Center. The Partnership intervened as a defendant in Robin J. Pearsall and Monument Avenue Park Association v. The Virginia Racing Commission (Case No. HH777-3) then pending in the Circuit Court of the City of Richmond. The plaintiffs challenged the award of licenses to the Partnership and Racing for the ownership and operation of a Racing Center in Richmond, Virginia. The plaintiffs asserted that the requisite referendum held in Richmond was void and that the Commission exceeded its statutory authority in considering the Partnership's amendment to its application for the licenses and granting the licenses. Accordingly, the plaintiffs asserted that the licenses were void. Pursuant to an order and opinion dated February 20, 1997, the Circuit Court ruled that the plaintiffs had no standing to bring suit and dismissed the case. The plaintiffs appealed to the Virginia Court of Appeals. The Virginia Court of Appeals affirmed the Circuit Court's decision by order and opinion dated January 20, 1998. The time for the appeal of the Court of Appeal's decision has expired.

         Vendor Dispute. One of the Company's vendors that provides marketing services has asserted a claim for an additional $30,000 to $150,000 against the Company. McGrath/Crossen Associates claims that it provided services in addition to those for which it was previously paid and has demanded additional payment. Although a claim has been threatened, no suit has been filed. The Company disputes that any amounts are due.

         The Company has a number of other outstanding claims that arise in the ordinary course of business and that individually and in the aggregate are immaterial.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                    PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is quoted on The NASDAQ National Market under the symbol "CDWN". The following table sets forth for the periods indicated the high and low closing sales prices per share of the Company's Common Stock as reported on The NASDAQ National Market since the date on which the Class A Common Stock commenced trading.

                           HIGH                       LOW
1997
First Quarter              9.500                     7.375
Second Quarter             7.875                     6.500
Third Quarter              9.375                     6.438
Fourth Quarter             7.250                     3.500

         The closing price as of March 26, 1998 was $4.375 per share of Class A Common Stock. There are approximately 3,100 holders of record of Class A Common Stock. The Company's stock began trading on March 18, 1997.

         There is no established market for the Class B Common Stock. There are five holders of record of Class B Common Stock.

Dividend Policy

         The Company has not paid any dividends to date and does not anticipate paying any dividends on any class of its Common Stock in the foreseeable future and intends to retain earnings to finance the development and expansion of its operations. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the financial condition of the Company and general business conditions.

Recent Sales of Unregistered Securities

         None.

ITEM 6   SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data of the Company for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, except for Other Data, are derived from financial statements that have been audited by BDO Seidman, LLP independent certified public accountants, adjusted as described in the notes below. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements, and Notes related thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.


                                                        Year Ended December 31, (1)

                                                     1997            1996          1995          1994          1993(2)
                                                     ----            ----          ----          ----          -------
                                                                (in thousands)

Income Statement Data:
Total Revenues                                  $   23,647     $    8,527    $      --      $      --      $      --
                                               -----------    -----------    -----------    -----------    -----------


Loss from operations                                  (467)          (469)          (318)           (19)            (17)
                                               -----------    -----------    -----------    -----------    -----------

Net earnings (loss) before income taxes                 92           (645)          (320)           (19)            (17)

Taxes on income                                         84             --             --             --              --
                                               -----------    -----------    -----------    -----------    -------------
Net earnings (loss)                             $        8     $     (645)   $      (320)   $       (19)   $        (17)
                                               ===========    ===========    ===========    ============   =============
Basic and diluted net earnings (loss) per share $     0.01     $    (0.22)   $     (0.11)   $     (0.01)   $      (0.01)

Weighted average number of shares
outstanding(3)                                   6,318,000      3,000,000      3,000,000      3,000,000       3,000,000


                                                            At December 31,

                                                 1997            1996          1995          1994          1993
                                                 ----            ----          ----          ----          ----
                                                                         (in thousands)

Balance Sheet Data:
Current assets                                $  6,013        $  1,765       $    330       $      2       $      --
Total assets                                    67,875          12,176          3,142            667             227
Working capital                                 (9,467)         (5,925)        (1,589)          (669)           (213)
Short-term debt, including
  current portion of long-term
  debt                                           1,373           1,685            632            671             213
Long-term debt, excluding
  current portion                               15,390           3,491          1,548             --              --
Total liabilities                               30,954          11,182          3,467            671             213
Shareholders' equity (deficit)                  36,921             995           (325)            (4)             14



                                                           At December 31,
                                                 1997            1996           1995
Other Data (in thousands):                       ----            ----           ----

EBITDA (4)                                   $     188        $   (184)      $   (315)

Net cash provided (absorbed) by:

   Operating activities                      $   3,053        $    327       $   (160)
   Investing activities                      $ (48,851)       $ (3,999)      $   (920)
   Financing activities                      $  47,767        $  4,722       $  1,408




                                       Brunswick       Chesapeake        Hampton        Richmond       Track
                                       ---------       ----------        -------        --------       -----


Operating Data:
Days of operation                             14             363              7             363           64
Total pari-mutuel wagering (in
thousands)                              $    226      $   35,139     $      328      $   51,302   $    7,891

Average daily wagering (in thousands)   $     16      $       97     $       47      $      141   $      123
Total attendance                           1,522         148,290          1,454         205,491      111,626
Average daily attendance                     109             409            208             566        1,744
Average daily per capita wager          $    148      $      237     $      226      $      250   $       71


(1) The consolidated financial statements of the Company include entities which prior to the Reorganization (see Note 1 to consolidated financial statements) were affiliated through common ownership and control.

(2)    From inception on September 30, 1993 to December 31, 1993.

(3) Based on 3,000,000 shares of Common Stock outstanding before the initial public offering ("IPO") and 7,250,000 shares of Common Stock outstanding after the IPO.

(4) EBITDA consists of the sum of the Company's net earnings (loss), net interest expense and depreciation and amortization. EBITDA data is unaudited and is presented because such data is used by certain investors to determine the Company's ability to meet debt service requirements. The Company considers EBITDA to be an indicative measure of the Company's ability to service debt and fund capital expenditures. However, such information should not be considered as an alternative to net earnings
       (loss), operating loss, cash flows from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. EBITDA is not a measurement under generally accepted accounting principles and may not be comparable to other similarly titled measures presented by other companies. Cash expenditures for various long-term assets and interest expense have been, and will be, incurred which are not reflected in the EBITDA presentation.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company was organized to pursue opportunities for horse racing and pari-mutuel wagering and holds the only licenses to own and operate a racetrack and racing centers in Virginia. The Company currently operates Racing Centers in Chesapeake, Richmond, Hampton, and Brunswick, and may apply for licenses for up to two additional Racing Centers if suitable opportunities are identified. In September and October 1997, the Company completed its inaugural thirty day thoroughbred live meet at the Track in New Kent County, Virginia. Both thoroughbred and standardbred live meets are planned for 1998.

         The Company's revenues are comprised of (i) pari-mutuel commissions from wagering on races broadcast from out-of-state racetracks to the Company's Racing Centers and the Track using Import Simulcasting; (ii) wagering at the Track and the Company's Racing Centers on its live races; (iii) admissions fees, program, racing form and tip sheet sales, and certain other ancillary activities; (iv) rent from food and beverage sales and concessions; and (v) fees from wagering at out-of-state locations on races run at the Track using Export Simulcasting.

         The amount of revenue the Company earns from each wager depends on where the race is run and where the wagering takes place. Revenues from Import Simulcasting of out-of-state races and from wagering at the Track and at the Racing Centers on races run at the Track consist of the total amount wagered at the Company's facilities, less the amount paid as winning wagers. The percentage of each dollar wagered on horse races that must be returned to the public as winning wagers (typically approximately 79%) is legislated by the state in which a race takes place. Revenues from Export Simulcasting will consist of amounts payable to the Company by the out-of-state racetracks and the racing centers with respect to wagering on races run at the Track.

         The Company's revenues are heavily dependent on the operations of its Racing Centers. Revenues from the Racing Centers help support live racing at the Track. Until the Company opens its fifth and sixth Racing Centers or acquires other sources of revenues, the Company expects to achieve results similar to those in 1997. Although revenues from the first months of operations of the Hampton and Brunswick Racing Centers have been lower than anticipated, management expects additional marketing efforts will improve those centers' performance.

          The Company's operating expenses include (i) purses payable to the horsemen for races run at the Track; (ii) amounts payable to host racetracks for import simulcast races (approximately 3% of amounts wagered on such races at the Company's Racing Centers and Track); (iii) a management fee of 2% of amounts wagered (other than on standardbred races run at the Track) payable to the Maryland Jockey Club, which represents approximately 10% of the Company's revenues; (iv) pari-mutuel taxes payable to the Commonwealth of Virginia, New Kent County, and the locality of each Racing Center, which represents about 2.5% of all amounts wagered and 12.5% of the Company's revenues; (v) 1% of all amounts wagered payable to the Virginia Breeders Fund (about 4.9% of revenues);
(vi) totalisator, video and audio expenses at the Company's Racing Centers and the Track; (vii) direct salaries, payroll, and benefit expenses; and (viii) other direct and indirect operating expenses.

         For further information on the Company's business environment and strategies, refer to the discussion in Item 1 - Business.

Results Of Operations

         The following table presents the major components from the Company's consolidated statements of earnings as a percent of total revenues:

                                                Year Ended December 31
                                                ----------------------

                                                  1997      1996
                                                  ----      ----
Revenues:
     Pari-mutuel and simulcasting commissions..    88.3%     92.0%
     Other ....................................    11.7       8.0
                                                  -----     -----
          Total revenues ......................   100.0     100.0

Direct operating expenses:

     Purses, fees, and pari-mutuel taxes ......    43.0      47.0
     Simulcast and other direct expenses ......    37.8      35.0
                                                  -----     -----
          Total direct operating expenses .....    80.8      82.0

Selling, general, and administrative expenses..    21.2      23.5
                                                  -----     -----

Loss from operations ..........................    (2.0)     (5.5)

Interest income (expense) .....................     2.4      (2.1)
                                                  -----     -----

Earnings (loss) before taxes ..................      .4%     (7.6)%
                                                  =====     =====
Comparison of Fiscal 1997 to Fiscal 1996

         Total revenues in fiscal 1997 were $23.6 million, an increase of $15.1 million (177%) over fiscal 1996 revenue of $8.5 million. The increase primarily reflects the operation of the Richmond Racing Center for a full year in 1997 versus only 21 days in 1996 ($11.1 million), and the operation of the thirty day inaugural live thoroughbred meet held September-October 1997 ($3.5 million).

         Operating expenses in 1997 of $24.1 million increased $15.1 million (168%) from $9.0 million in 1996. The overall increase was primarily attributable to higher expenses ($8.6 million) resulting from a full year of operations in the Richmond Racing Center versus only twenty-one days in 1996, and the costs associated with conducting the inaugural thirty day live thoroughbred meet in 1997 ($6.1 million). Also affecting the 1997 increase over 1996 operating expenses were referenda campaign costs incurred ($.59 million) in the Company's attempt to win voter approval for additional Racing Centers in targeted Virginia localities, start-up marketing expenses of approximately $900,000 to familiarize Virginians with pari-mutuel wagering and an increase in depreciation expense as a result of the completion of the Track. The Company also incurred expenses of approximately $300,000 in connection with its day-to-day operations of the thoroughbred meet that it does not expect to incur in 1998.

         The loss from operations of $466,692 remained substantially unchanged from 1996 due to the factors discussed above.

         Other income increased to $559,000 in 1997 compared to other expense of $177,000 in 1996, primarily reflecting the interest income earned on the proceeds from the Company's initial public offering in March 1997.

         Net income increased by approximately $653,000 from a loss of $645,000 in 1996 to earnings of $7,863 for the year ended December 31, 1997, reflecting the factors described above.

Prior Fiscal Years

         The Company had no meaningful operations prior to the opening of the Chesapeake facility in February 1996. The Company had four employees before staffing the Chesapeake Racing Center; after its opening, the Company had approximately 160 employees. As a result, the Company reported no revenue from its inception on September 30, 1993 until February 1996. The Company incurred costs since its inception in obtaining the licenses and developing the Track and Racing Centers. The majority of costs specific to the acquisition and development of the Chesapeake Racing Center were incurred in fiscal 1995, whereas those relating to the Richmond Racing Center generally were not incurred until 1996.

Liquidity And Capital Resources

         The Company's primary sources of liquidity and capital resources have been proceeds from the initial public offering of the Company's stock, long-term debt, and stockholders loans. The Company believes that its cash on hand, cash generated from operations, its existing unused line of credit, and access to other capital and financial resources will be sufficient to cover its anticipated operating expenses and other cash requirements for 1998.

         Net cash provided by operating activities grew to $3.1 million in 1997, an increase of about $2.7 million from $327,000 in 1996. The increase was primarily attributable to a $653,000 increase in earnings and a $3.1 million increase in accounts payable, partially offset by increases in accounts receivable and other assets.

         Net cash used in investing activities totaled $48.9 million for fiscal 1997 and primarily included $47.1 million in capital expenditures for the continued construction and completion of both the Track and the Company's new Racing Centers in Hampton and Brunswick. The Company anticipates that its capital spending in fiscal 1998 will approximate $800,000.

         Net cash provided by financing activities was $47.8 million in fiscal 1997 compared to $4.7 million in the same period of the prior year. The increase was primarily the result of the March 1997 initial public offering of 4,250,000 shares of common stock, which provided net proceeds of approximately $36.3 million, and a net increase in borrowing of $11.6 million. These proceeds were primarily used to complete the construction of the Track, Hampton and Brunswick Racing Centers.

         The Company is currently assessing the impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and products purchased by the Company. The Company believes that its internal information systems are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be not assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.


ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


December 31,                                                      1997              1996
--------------------------------------------------------------------------------------------

   Assets

Current assets

 Cash and cash equivalents                                 $ 3,348,110       $ 1,379,884
 Horsemen's deposits                                         1,656,529           337,738
 Accounts receivable                                           293,101            38,519
 Prepaid expenses and other                                    497,143             9,335
 Refundable income taxes                                       217,956               -
--------------------------------------------------------------------------------------------


Total current assets                                         6,012,839         1,765,476
--------------------------------------------------------------------------------------------


Property and equipment                                      61,500,165         9,364,587
  Less accumulated depreciation and amortization               659,957           126,167
--------------------------------------------------------------------------------------------


Net property and equipment                                  60,840,208         9,238,420
--------------------------------------------------------------------------------------------


Other

  Licensing and organization costs, net of accumulated
  amortization of $207,063 and $160,867                        841,029           789,205
  Miscellaneous                                                180,653           383,389
--------------------------------------------------------------------------------------------


Total other                                                  1,021,682         1,172,594
--------------------------------------------------------------------------------------------





Total assets                                               $67,874,729       $12,176,490
============================================================================================
          See accompanying notes to consolidated financial statements.



                                                                 Consolidated Balance Sheets

December 31,                                                          1997           1996
---------------------------------------------------------------------------------------------

   Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                             $11,678,242    $ 3,567,388
  Accrued expenses                                                 637,063        480,356
  Current maturities of long-term debt
     and capital lease obligations                               1,373,059         47,678
  Notes payable - related parties                                      -        1,637,619
  Deferred revenue                                                 194,625            -
  Purses due horsemen                                            1,597,075      1,957,683

---------------------------------------------------------------------------------------------

Total current liabilities                                       15,480,064      7,690,724
---------------------------------------------------------------------------------------------

Long-term liabilities
  Long-term debt and capital lease obligations,
    net of current maturities                                    9,889,592         42,159
  Notes payable - related parties                                5,500,000      3,448,782
  Deferred income taxes                                             84,000              -
---------------------------------------------------------------------------------------------

Total long-term liabilities                                     15,473,592      3,490,941
---------------------------------------------------------------------------------------------

Total liabilities                                               30,953,656     11,181,665
---------------------------------------------------------------------------------------------

Stockholders' equity

  Common stock
    Class A, $.01 par value, 12,000,000 shares
      authorized; 5,000,000 and 750,000 shares outstanding          50,000          7,500
    Class B, $.01 par value, 3,000,000 shares
      authorized; 2,250,000 shares outstanding                      22,500         22,500
  Additional paid-in capital                                    37,842,054      1,966,169
  Retained earnings (deficit)                                     (993,481)    (1,001,344)
---------------------------------------------------------------------------------------------

Total stockholders' equity                                      36,921,073        994,825
---------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                     $67,874,729    $12,176,490
=============================================================================================

          See accompanying notes to consolidated financial statements.



                                                                     Consolidated Statements of Earnings

Year Ended December 31,                                    1997                  1996              1995
----------------------------------------------------------------------------------------------------------------

Revenues
  Pari-mutuel and simulcasting commissions            $20,876,330            $7,847,822      $        -
  Other                                                 2,770,953               679,488               -
----------------------------------------------------------------------------------------------------------------

Total revenues                                         23,647,283             8,527,310               -
----------------------------------------------------------------------------------------------------------------

Operating expenses
Direct operating expenses
  Purses, fees and pari-mutuel taxes                   10,164,135             4,001,805               -
  Simulcast and other direct expenses                   8,936,255             2,986,438               -
----------------------------------------------------------------------------------------------------------------

Total direct operating expenses                        19,100,390             6,988,243               -

Selling, general and administrative expenses            5,013,585             2,007,584           318,235
----------------------------------------------------------------------------------------------------------------

Total operating expenses                               24,113,975             8,995,827           318,235
----------------------------------------------------------------------------------------------------------------

Loss from operations                                     (466,692)             (468,517)         (318,235)
----------------------------------------------------------------------------------------------------------------

Other income (expense)
 Interest expense                                        (278,667)             (183,118)           (2,252)
----------------------------------------------------------------------------------------------------------------
 Interest income                                          837,222                 6,220              -
----------------------------------------------------------------------------------------------------------------

Total other income (expense)                              558,555              (176,898)           (2,252)
----------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                        91,863              (645,415)         (320,487)

Income taxes                                               84,000                   -                 -
----------------------------------------------------------------------------------------------------------------

Net earnings (loss)                                   $     7,863            $ (645,415)     $   (320,487)
----------------------------------------------------------------------------------------------------------------

Earnings per share data:
  Basic and diluted earnings per share                $       .01            $    (0.22)     $      (0.11)
----------------------------------------------------------------------------------------------------------------

  Weighted average number of shares outstanding         6,318,493             3,000,000         3,000,000
================================================================================================================

          See accompanying notes to consolidated financial statements.



                                                                              Consolidated Statements of Stockholders' Equity

                                                        Common Stock
                                                  -----------------------
                                           Class A                   Class B    Additional      Retained
                                         -----------              -------------   Paid-in        Earnings
                               Shares      Amount       Shares       Amount        Capital       (Deficit)         Total
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
  1994                         750,000     $ 7,500     2,250,000     $22,500  $     1,100    $   (35,442)      $    (4,342)

Net loss                           -           -             -           -            -         (320,487)         (320,487)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
  1995                         750,000       7,500     2,250,000      22,500        1,100       (355,929)         (324,829)

Conversion of shareholder
  debt to equity                   -           -             -           -      1,965,069            -           1,965,069

Net loss                           -           -             -           -            -         (645,415)         (645,415)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
  1996                        750,000       7,500      2,250,000     22,500     1,966,169     (1,001,344)          994,825

Sale of common stock        4,250,000      42,500            -          -      35,875,885            -          35,918,385

Net earnings                      -           -              -          -             -            7,863             7,863
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
  1997                      5,000,000     $50,000      2,250,000    $22,500   $37,842,054      $(993,481)      $36,921,073
=============================================================================================================================

          See accompanying notes to consolidated financial statements.



                                                                                        Consolidated Statements of Cash Flows

Year Ended December 31,                                                     1997                 1996                1995
-----------------------------------------------------------------------------------------------------------------------------

Operating activities
  Net earnings (loss)                                               $      7,863         $   (645,415)          $(320,487)
  Adjustments to net earnings (loss)
    Depreciation and amortization                                        654,778              283,974               3,060
    Increase in accounts receivable
      and other assets                                                (1,094,224)             (47,854)              -
    Increase in accounts payable - trade                               3,108,604              638,867             112,922
    Increase in accrued expenses and other                               435,333              435,595              44,761
    Increase in horsemen's deposits and purses                           (59,400)            (337,738)              -
-----------------------------------------------------------------------------------------------------------------------------

Net cash provided (absorbed) by operating activities                   3,052,954              327,429            (159,744)
-----------------------------------------------------------------------------------------------------------------------------

Investing activities
  Purchases of property and equipment                                (47,133,328)          (5,770,738)           (436,570)
  (Decrease) increase in purse notes payable due horsemen             (1,620,000)           1,957,683               -
  Investment in other assets                                             (98,020)            (186,332)           (483,649)
-----------------------------------------------------------------------------------------------------------------------------

Net cash absorbed by investing activities                            (48,851,348)          (3,999,387)           (920,219)
-----------------------------------------------------------------------------------------------------------------------------

Financing activities
  Increase in financing costs                                            (70,215)            (200,793)           (100,000)
  Proceeds from long-term debt and capital leases                     11,388,503               45,796              15,489
  Payments on long-term debt and capital leases                         (215,689)             (10,931)              -
  Proceeds from notes payable                                          4,612,381            4,987,704           1,492,117
  Payments on notes payable                                           (4,198,782)            (100,000)              -
  Proceeds from sale of common stock, net                             36,250,422                  -                 -
-----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                             47,766,620            4,721,776           1,407,606
-----------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                              1,968,226            1,049,818             327,643

Cash and cash equivalents, beginning of year                           1,379,884              330,066               2,423
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                              $  3,348,110          $ 1,379,884          $  330,066
=============================================================================================================================

          See accompanying notes to consolidated financial statements.


                                   Notes to Consolidated Financial Statements

1. Significant
   Accounting
   Policies

Principles of Consolidation

The consolidated financial statements include the following entities of Colonial Downs Holdings, Inc. (collectively, the "Company"), which prior to the reorganization, were affiliated through common ownership and control:

      Colonial Downs, L.P. ("Partnership")
      Stansley Racing Corp. ("SRC")
      Colonial Downs Holdings, Inc. ("CD Holdings")

The consolidated financial statements have been prepared as if the entities had operated as a single consolidated group and assuming that the reorganization had taken place as of December 31, 1993. All significant intercompany accounts and transactions have been eliminated.

Reorganization

The Company's licenses to own and operate the racetrack and its racing centers ("Racing Centers") are held by the Partnership and SRC. Prior to the Reorganization (defined below), Stansley Management Corp. ("SMC") and CD Entertainment Ltd. each owned 50% of the Partnership. The ownership and operating licenses held by the Partnership and SRC are non-transferable under the Virginia Racing Act. In order to bring the licenses under the control of one entity while avoiding transfer of the licenses, CD Holdings became a holding company for the Partnership and SRC pursuant to an Agreement and Plan of Reorganization ("Reorganization"). Pursuant to the Reorganization, CD Holdings acquired, in exchange for 3,000,000 shares of its common stock, a 99% limited partner interest in the Partnership and 100% of the outstanding stock of SRC. Also, in conjunction with the Reorganization, SRC acquired a 1% general partner interest in the Partnership. The Reorganization became effective on March 12, 1997.

                                   Notes to Consolidated Financial Statements
                                                                  (continued)

1. Significant
   Accounting
   Policies
   (continued)

As a result of the Reorganization, the Company owns, directly, or through its wholly-owned subsidiaries, the operating licenses for the racetrack and the Chesapeake, Richmond, Hampton, and Brunswick Racing Centers; the property for the Richmond, Hampton and Brunswick Racing Centers; the rights to apply for licenses to own and operate up to two additional Racing Centers in Virginia; the 345 acres on which the racetrack exists; and the racetrack facilities and certain related infrastructure.

Description of Business

The Company, which was organized in 1993, currently owns and operates the Colonial Downs racetrack (the "Track") on approximately 345 acres between Interstate Highway 64 and State Route 155 in New Kent County. The facility accommodates thoroughbred and standardbred racing as well as simulcast wagering.

The Company also operates four Racing Centers. The first Racing Center began operations in Chesapeake, Virginia during February 1996. The second facility opened in Richmond, Virginia in December 1996. The third and fourth Racing Centers began operations in Hampton, Virginia and Brunswick County, Virginia in December 1997. The Company plans to work towards obtaining licenses for the remaining two Racing Centers authorized by the Commission.

Cash and Cash Equivalents

For the purposes of preparing the Company's statement of cash flows, investments with maturities of less than three months are considered to be cash equivalents.

                                   Notes to Consolidated Financial Statements
                                                                  (continued)

1.    Significant
      Accounting
      Policies
      (continued)

Interest Expense

Interest expense of approximately $1,068,000 and $72,000 was capitalized during 1997 and 1996, respectively, in connection with the construction of the racetrack and development of the Racing Centers.

Property, Equipment, Depreciation and Amortization

Property and equipment is stated at cost. Expenditures for ordinary maintenance and repairs are charged to income as incurred. Costs of betterments, renewals, and major replacements are capitalized. At the time properties are retired or otherwise disposed of, the related cost and allowance for depreciation and amortization are eliminated from the accounts and any gain or loss on disposition is reflected in income.

Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

                                                 Years

    ------------------------------------------------------------

      Land improvements                          20-40
      Building and improvements                  5-40
      Leasehold improvements                     7-40
      Equipment, furnishings and fixtures        3-15

Licensing Costs and Amortization

Licensing costs, which are being amortized over a period of twenty years, consist primarily of professional fees associated with the application for the racetrack licenses and related licensing fees for the Racing Centers, which are 20 year licenses.

                                   Notes to Consolidated Financial Statements
                                                                  (continued)

1.    Significant
      Accounting
      Policies
      (continued)

Revenue Recognition

The Company primarily derives revenue from import simulcasting, which is the Company's share of wagering at its Racing Centers on races simulcast from other racetracks. Revenue also is derived from live racing at the Company's track as well as export simulcasting of its live racing to other racetracks.

Horsemen's Purses and Awards

Amounts due under agreements with the Virginia Horsemen's Benevolent and Protective Association, Inc. and the Virginia Harness Horse Association (Note 9) are accrued based on the terms of the agreements. Funds not yet remitted to the associations to satisfy the liability are held in a restricted cash account. As of December 31, 1997 and 1996 approximately $1,656,500 and $337,800, respectively, were held in the restricted cash accounts.

Income Taxes

The Company and its subsidiaries file a consolidated income tax return.

However, prior to the reorganization on March 12, 1997, the Partnership and SRC (an "S" Corporation for income tax purposes) filed income tax returns as separate entities. Colonial Downs Holdings, Inc. was incorporated in November 1996 but had no activities until the Reorganization and IPO, and therefore had no activity for tax purposes for the periods prior to the reorganization.

Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                                   Notes to Consolidated Financial Statements
                                                                  (continued)

1.    Significant
      Accounting
      Policies
      (continued)

Earnings Per Share

For the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. At December 31, 1997, there were no securities which had a dilutive effect.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in prior years' financial statements to conform to the December 31, 1997 presentation.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist of cash equivalents, including horsemen's deposits, and accounts receivable.

The Company's policy is to limit the amount of credit exposure to any one financial institution and place funds with financial institutions evaluated as being creditworthy. At December 31, 1997 and 1996, the Company had cash deposits which exceeded federally insured limits by approximately $3,477,000 and $899,000, respectively.

                                   Notes to Consolidated Financial Statements
                                                                  (continued)

1.  Significant
    Accounting
    Policies
    (continued)

Long-Lived Assets

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of." SFAS 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, SFAS 121 requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount of fair value less costs to sell. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. As of December 31, 1997, the Company has determined no impairment has occurred.

Stock Based Compensation

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. The application of this pronouncement did not have a material effect on the financial statements of the Company.

Fair Value of Financial Instruments

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate.

Cash and Cash Equivalents - The carrying amount approximates the fair value due to the short maturity of the cash equivalents.

Long-Term Debt and Capital Lease Obligations - The fair value of the Company's long-term debt and capital lease obligations is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount approximates fair value since the Company's interest rates approximate current interest rates.

                                   Notes to Consolidated Financial Statements
                                                                  (continued)

1.    Significant
      Accounting
      Policies
      (continued)

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 129 (SFAS 129), "Disclosure of Information about Capital Structure," effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 had no effect on the Company because it currently discloses the information specified.

Statement of Financial Accounting No. 130 (SFAS 130), "Reporting Comprehensive Income," effective for periods beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

2.    Property and Equipment

-----------------------------------------------------------------------
December 31,                                  1997             1996

Land and improvements                  $ 8,243,180       $  800,000
Buildings and improvements              49,240,717        1,788,343
Leasehold improvements                   1,114,629          807,643
Equipment, furnishings and fixtures      2,901,639          888,503
Construction in progress                       -          5,080,098
                                      ---------------------------------

Total                                  $61,500,165       $9,364,587
                                      ---------------------------------



3.    Management and
      Consulting Agreement
      with Maryland -
      Virginia Racing
      Circuit

The Company entered into an agreement with the Maryland - Virginia Racing Circuit, Inc. ("Circuit") an affiliate of the Maryland Jockey Club ("MJC"). Pursuant to the agreement, MJC will suspend live racing at the Pimlico and Laurel, Maryland racetracks, which it controls, during the Company's live thoroughbred racing period in order to manage the thoroughbred racing at the Company's racing facility.

                                    Notes to Consolidated Financial Statements
                                                                   (continued)

3.  Management and
    Consulting Agreement
    with Maryland -
    Virginia Racing
    Circuit
    (continued)

The agreement provides that the Company pay the Circuit a fee of two percent of gross amounts wagered on all racing, except for live harness racing at the Company's racetrack. This fee represents approximately 10% of pari-mutuel revenues. Additionally, the Company will pay a pro-rata share of the salaries of the MJC employees that participate in the management of the Company's live thoroughbred racing. The Company will bear all other expenses associated with the management and operation of the thoroughbred meet. Under the agreement, approximately $2,713,000 and $739,000 of costs were incurred for the years ended December 31, 1997 and 1996, respectively. (See Note 12)

The Management and Consulting Agreement will remain in effect for so long as the Company owns, controls or operates the Track, not to exceed a term of 50 years. At the Company's option, the Company may terminate the agreement any time after 25 years upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination.

4.    Land Conveyance
      and Land
      Development

Delmarva Properties, Inc. and Chesapeake Forest Products Company (collectively "Delmarva") and the Company entered into an agreement in which Delmarva, at no cost to the Company, conveyed the land required to build the racetrack and facilities in New Kent county. The land is subject to reversion to Delmarva if the Company fails to complete, open and operate for three years a racetrack licensed by the Commission on the land. Conveyance occurred upon completion of the IPO, at which time the land, which the Company estimates the fair value to be approximately $5,000,000, was recorded as a refundable advance with an offset to a liability account in the same amount. For financial statement purposes, the liability has been recorded as a contra-asset against the refundable advance, and will remain so until the likelihood for reversion is remote.

                                   Notes to Consolidated Financial Statements
                                                                  (continued)

5.  Notes Payable,
    Notes Payable-
    Related Parties,
    and Capital
    Lease
    Obligations
-------------------------------------------------------------------------
Notes payable, notes payable-related parties, and capital lease obligations consist of the following:

December 31,                                           1997               1996



Note payable to a Bank maturing June 2000,
  with two one year extensions,
  bearing interest at a variable rate
  (8.69% at December 31, 1997), with a $1,000,000
  principal payment due in December 1998 and
  quarterly principal payments of $500,000
  commencing in March 1999,
  collateralized by substantially all assets of
  the Company and guaranteed by
  certain shareholders and related parties         $10,000,000         $   -


Convertible subordinated note payable to
  CD Entertainment, Ltd., maturing March
  2000, with interest payable quarterly
  at a rate of 7.25%; collateralized by a
  second deed of trust on the racetrack
  facility                                           5,500,000             -

Note payable to a Bank, maturing August 1999,
  bearing interest at prime (8.5% at
  December 31, 1997) plus 1%, with monthly
  principal payments of $15,000, collateralized
  by certain fixed assets                              840,000             -

Note payable to an Insurance Company,
  maturing October 1999, bearing interest at
  6.83%, with monthly payments of $8,622
  including interest                                   170,186             -

Installment notes and capitalized leases
  collateralized by certain vehicles,
  machinery and equipment, maturing at
  various dates through September 2000, at
  interest rates ranging from 3% to 9%                 252,465        69,737

                                     Notes to Consolidated Financial Statements
                                                                    (continued)

5.  Notes Payable,
    Notes Payable-
    Related Parties,
    and Capital
    Lease
    Obligations
    (continued)

December 31,                                    1997                    1996


Note payable to CD Entertainment, Ltd.,
  maturing January 1998 bearing interest
  at LIBOR (5.625% at December 31, 1996)
  plus 2%; collateralized by land
  and building                               $      -                $3,000,000

Note payable to CD Entertainment, Ltd.,
  bearing interest at LIBOR (5.625% at
  December 31, 1996) plus 2% with maximum
  borrowings of $5,000,000, unsecured               -                 1,387,619

Notes payable to Arnold Stansley,
  maturing January 1997 and March 1998,
  non-interest bearing, unsecured                   -                   386,788

Notes payable to Norglass, Inc.,
  maturing January 1997 and March 1998,
  non-interest bearing, unsecured                   -                   311,994

Demand note payable to a
  Bank, with interest payable at
  prime plus 2%; unsecured                          -                    20,100
                                           ----------                 ---------
                                           16,762,651                 5,176,238
Less current maturities                     1,373,059                 1,685,297
                                           ----------                 ---------

Long-term debt                            $15,389,592                $3,490,941
                                           ==========                 =========


The notes payable to Arnold Stansley and Norglass, Inc. were repaid with proceeds from the IPO in 1997. A portion of outstanding debt to CD Entertainment, Ltd. at December 31, 1996 was repaid with proceeds from the IPO and the remainder was refinanced in 1997.

Capital lease obligations as of December 31, 1997 and 1996 were approximately $207,600 and $29,300, respectively. The amount of leased fixed assets capitalized at December 31, 1997 and 1996 was approximately $233,200 and $39,500, respectively.

                                     Notes to Consolidated Financial Statements
                                                                    (continued)

5.  Notes Payable,
    Notes Payable-
    Related Parties
    and Capital
    Lease Obligations
    (continued)

Arnold Stansley, Norglass, Inc. and CD Entertainment, Ltd. are related to the Company either directly or indirectly (See Notes 1 and 7).

The aggregate amounts of notes payable and capital lease obligations at December 31, 1997 mature as follows:

      Through December 31,                         Amount

  -----------------------------------------------------------

    1998                                        $ 1,373,059
    1999                                          2,831,339
    2000                                         12,558,253
  -----------------------------------------------------------

                                                $16,762,651
  ===========================================================


6.    Income Taxes

Income tax expense for the year ended December 31, 1997 consists of the following:

                                    Federal          State        Total

                      --------------------------------------------------------


Current                           $      --         $     --    $      --
Deferred expense                     57,000           27,000       84,000
                                  ---------         --------    ---------
                                  $  57,000         $ 27,000    $  84,000
                                  =========         ========    =========

Deferred income tax assets (liabilities) at December 31, 1997 consist of the following:

                                         Noncurrent



Assets
 Net operating loss                       $ 276,000

Liabilities
 Depreciation and
  amortization                             (360,000)
                                          ----------
Net deferred tax liability                $ (84,000)
                                          ==========

                                     Notes to Consolidated Financial Statements
                                                                    (continued)

6. Income Taxes
   (continued)

Income tax expense as reported differs from the amounts computed by applying the statutory federal income tax rate to pre-tax income as follows:

Year ended December 31, 1997                             Amount



Income taxes at statutory
 rate                                                   $ 31,000
Increases (decreases)
 resulting from
  State taxes, net of federal
   income tax benefit                                    (10,000)
  Campaign costs                                         211,000
  Income allocable to entities
    prior to reorganization                             (158,000)
  Other                                                   10,000
                                                       ---------
                                                       $  84,000
                                                       =========



7.    Related Party
      Transactions

The Company had a management agreement to pay directly and indirectly to SRC and CD Entertainment Ltd. a monthly management fee of $10,000 and $5,000, respectively, per month. The Company incurred management fees of $180,000 and $30,000 under this agreement during the years ended December 31, 1996 and December 31, 1995, respectively. Upon consummation of the IPO, these agreements were terminated and the Company entered into a new five year consulting agreement with Arnold Stansley. Under the agreement, Mr. Stansley receives $75,000 annually. Total expense under the agreement was $59,375 for the year ended December 31, 1997.

                                     Notes to Consolidated Financial Statements
                                                                    (continued)

7. Related Party
   Transactions
   (continued)

Virginia Concessions, L.L.C., an affiliate of a shareholder, has an agreement with the Company to manage the food and beverage concessions at the initial six Racing Centers. Under the agreement, Virginia Concessions, L.L.C. pays commissions to the Company based upon a percentage of gross sales at each Racing Center. The Company had approximately $146,500 and $89,000 of rental income generated from the Company's Racing Centers for the years ended December 31, 1997 and 1996, respectively.

Norglass, Inc. ("Norglass"), an affiliate of shareholder James M. Leadbetter, was engaged as the general contractor to construct the race track and related facilities in New Kent County, Virginia. The original contract value with Norglass, Inc. for the facilities (which does not include approximately $8.1 million for certain equipment, furniture, fixtures and improvements) was estimated at approximately $29.5 million. The Company is currently engaged in a contract dispute under the construction agreement, dated February 10, 1997 between the Company and Norglass, See Note 8.

The Company paid and capitalized a $125,000 development fee to Premier Development Co. ("Premier"), an affiliate of a shareholder, pursuant to a 1996 agreement. On October 1, 1997, the Company entered into a new agreement with Premier to pay annual consulting fees in the amount of $226,000 through September 30, 1999. The Company paid $50,000 under the new agreement, of which $35,000 was capitalized and included in property and equipment at December 31, 1997.

8.    Commitments and Contingencies

In 1995, the Company entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to the Company for all wagering held at the Company's facilities during the first six years of operations. As a part of the agreement, the Company agreed to pay the totalisator company certain percentages of the gross amounts wagered at the facilities, as well as a minimum of $37,500, payable annually for equipment installed at the racetrack for live race meets. In addition, the Company agreed to use certain equipment provided by the totalisator company.

                                     Notes to Consolidated Financial Statements
                                                                    (continued)

8. Commitments and
   Contingencies
   (continued)

In 1996, the Company entered into agreements with a company which provides closed circuit television service and equipment. The basic terms of the agreement state that the company shall provide closed circuit television at the track and the Company's Racing Centers. As a part of the agreement, the Company agreed to pay the company certain amounts per simulcast day. Total expense incurred for totalisator and TVs (excluding host fees) was approximately $493,000 and $190,000 for the years ended December 31, 1997 and 1996, respectively.

The Company is liable under several operating leases for automobiles, equipment and buildings expiring at various dates. Total rental expense under these non-cancelable leases was approximately $393,000 and $144,000 for the years ended December 31, 1997 and 1996, respectively.

The following are the future estimated minimum commitments relating to non-cancelable operating agreements and leases.

                              TVs and
Year Ending December 31,    Totalisator        Other         Total



1998                         $1,626,300     $116,000    $1,742,300
1999                          1,371,000      108,500     1,479,500
2000                          1,246,000       48,800     1,294,800
2001                          1,246,000        1,700     1,247,700
2002                          1,246,000          500     1,246,500
                             ----------     --------    ----------
                             $6,735,300     $275,500    $7,010,800
                             ==========     ========    ==========

The Company has a $200,000 letter of credit that secures the Company's obligations under certain erosion control bonds related to construction of the racetrack.

                                     Notes to Consolidated Financial Statements
                                                                    (continued)

8. Commitments and
   Contingencies
   (continued)

At December 31, 1997, the Company had a $5,000,000 line of credit with a commercial bank at various interest rates, which expires in June 2000. The line of credit is secured by substantially all assets of the Company and assignment of certain rights and revenues of the Company. The line of credit is also guaranteed by certain shareholders and related parties of the Company. The credit facility contains various covenants in conjunction with the $10,000,000 note payable with the same commercial bank which include tangible net worth, profitability, and debt coverage ratios. No amounts were outstanding under this line of credit facility at December 31, 1997.

Pursuant to an agreement to provide credit support to the Company, Diversified Opportunities Group Ltd. ("Diversified"), an affiliate of a shareholder, will receive an annual fee equal to 3% of the amount of any letters of credit or guarantees provided to the Company (subject, in the case of a letter of credit, to a minimum annual fee of $50,000). Costs incurred under this agreement were $165,124 in 1997.

To assist in the development and improvement in certain public roads adjacent to the racetrack facility, the Company entered into an agreement in July 1996 with New Kent County and the Capital Area Training Consortium for a Community Development Block Grant of $700,000. In addition to the grant, an additional amount of approximately $700,000 was allocated by the Virginia Department of Transportation to complete a project which widened State Route 155 from I-64 to the entrance of the racetrack grounds.

Under the above agreements, the Company must take affirmative steps to employ a minimum number of low and moderate income persons based on HUD Section 8 Income Limits. In the event that the Company fails to honor its commitment to take such affirmative steps, the Company must repay any local or grant funds already expended in full to the locality and the Virginia Department of Housing and Community Development. The Company is in compliance with the requirements.

                                    Notes to Consolidated Financial Statements
                                                                   (continued)

8.    Commitments and
      Contingencies
      (continued)

Pursuant to the terms of the Construction Contract with Norglass, the Company is proceeding before the American Arbitration Association ("AAA") against Norglass, the general contractor engaged to manage the construction of the Company's racetrack. In the proceeding, the Company challenges the validity of Norglass' mechanic's liens for approximately $11.8 million at December 31, 1997 (subsequently reduced to $6.5 million) and asserts a damage claim against Norglass in an amount not less than $4.4 million. The Company is vigorously pursuing its claims against Norglass and is vigorously defending against claims for payment by Norglass under the Construction Contract. If the Company does not prevail in its claims, and assuming the Company receives a credit against Norglass' claim for amounts the Company has paid directly to subcontractors, its potential liability, included in accounts payable at December 31, 1997, is approximately $1.9 million in construction costs, plus interest, from a date to be established and legal fees. Additionally, it will be unable to recover approximately $3.8 million it has paid to subcontractors of Norglass as of December 31, 1997.

In connection with the dispute with Norglass, subcontractors of Norglass and parties claiming direct contracts with the Company filed mechanic's liens against the property in the aggregate amount of approximately $4 million. As of the date hereof, all but $501,000 of such mechanic's liens have been released. The Company is negotiating with these subcontractors and contractors for the release of the balance of such liens.

9.    Horsemen's Agreement

The Company entered into an agreement effective February 17, 1996 with the Virginia Horsemen's Benevolent and Protective Association, Inc. ("VAHBPA") applicable to revenue generated from pari-mutuel wagering on simulcast thoroughbred races at all facilities owned and operated by the Company in Virginia, and simulcasting of live thoroughbred races at the racetrack. In accordance with the agreement, the Company maintains a separate joint bank account (the "Thoroughbred Partner Account") into which the Company deposits an amount equal to 5.25%, which is approximately 26.25% of thoroughbred pari-mutuel revenues, of the thoroughbred handle at each Racing Center. Also, 5% of net revenue derived from export simulcasting of live thoroughbred races at the racetrack is due to the Virginia Breeders Fund. The initial period of the agreement runs through December 31, 1998, and renews automatically for successive one year terms.

If the sum of 5.25% of the Racing Centers' thoroughbred handle plus the total amount of handle generated by live thoroughbred racing at the racetrack for each period is less than a guaranteed $4.5 million, then the Company shall pay the difference into the Thoroughbred Partner Account, used to pay purses, with half of such amount being considered a loan by the Company to the VAHBPA. The Company met the $4.5 milion guarantee during the year ended December 31, 1997.

                                     Notes to Consolidated Financial Statements
                                                                    (continued)

9.    Horsemen's
      Agreements
      (continued)

The Company entered into another agreement effective February 17, 1996 with the Virginia Harness Horse Association ("VHHA") applicable to revenue generated from pari-mutuel wagering on simulcast standardbred races at all facilities owned and operated by the Company in Virginia, and simulcasting of live races held at the racetrack. In accordance with the agreement, the Company maintains a separate joint bank account (the "Standardbred Partner Account") into which the Company deposits an amount equal to 5%, which is approximately 25% of standardbred pari-mutuel revenue, of the Racing Center standardbred handle. Under the agreement, 5% of the revenue derived from export simulcasting of live standardbred races at the racetrack is due to the Virginia Breeders Fund, 47.5% is shared between VHHA and the breeders, and the remaining 47.5% retained by the Company. The initial period of the agreement runs through completion of the 1999 standardbred race meet, and renews automatically for successive one year terms.

If the sum of 5% of the standardbred handle plus the total amount of handle generated by live standardbred racing at the racetrack for the initial period is less than a guaranteed $2.5 million, then the Company shall pay the difference into the Standardbred Partner Account, used to pay purses, with half of such amount being considered a loan by the Company to the VHHA.

Under the VAHBPA and VHHA agreements, the Company may be required to make purse contributions in excess of the minimum amounts based upon a formula which adjusts the Company's net income. For the year ended December 31, 1997, the Company was not required to make any additional purse account contributions.

Under the Virginia Racing Act, the Company is required to contribute approximately 8.5% of all money wagered at the racetrack on live racing to the purse accounts and these funds will count towards the required minimum $4.5 million and $2.5 million for thoroughbred and standardbred purses, respectively.

10. Stockholders' Equity

In March 1997, the Company completed its initial public offering. The proceeds, net of expenses, amounted to $35,918,385 for 4,250,000 shares of common stock issued. The offering price per share was $9.50.

                                     Notes to Consolidated Financial Statements
                                                                    (continued)

10.   Stockholders Equity
      (continued)

In conjunction with the Reorganization and IPO, the Company implemented a stock option plan. Options granted under the plan may be either Incentive Stock Options or Non-qualified Stock Options, based on the discretion of the Board of Directors. The maximum aggregate number of shares which may be optioned and sold under the plan is 300,000 shares of Class A Common Stock. The exercise price per share for Incentive Stock Options will be no less than the fair value of the stock at the grant date. The exercise of Non-qualified Options is determined by the Board of Directors on the grant date. The term of the plan is ten years.

                         Weighted
                          Average
                         Exercise    Available       Options       Vested and
                          Price      for Grant     Outstanding     Exercisable

Balance at March 21,
 1997 (plan inception)    $   -       300,000             -                -

Granted                    9.86      (242,000)      242,000                -
Vested                        -             -             -                -
Exercised                     -             -             -
Forefeited                    -        50,000       (50,000)               -
                         ------       -------       -------           -------

Balance at December 31,
 1997                    $ 9.86       108,000       192,000                -
                         ======       =======       =======           =======

The Company applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. The weighted average fair value of options granted at December 31, 1997 is $3.22. The proforma effect of options issued and outstanding under the provisions of SFAS 123 for the year ended December 31, 1997 are is follows:

Net earnings:
  As reported                           $    7,863
  Proforma                                (125,637)

Basic and diluted earnings per share:
  As reported                           $     0.01
  Proforma                                   (0.02)

For the purposes of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 25%, risk-free interest rate of 6.74% and an expected life of 5 years. Substantially all options become vested and exerciseable evenly over a five year period.


11.   Supplemental
      Disclosures of
      Cash Flow

Year ended December 31,                  1997             1996          1995


Cash paid for interest                $1,094,380     $    94,674        $ 2,400

Conversion of debt to equity          $   -          $ 1,965,069        $    -

Capital lease obligation incurred     $  229,353     $    39,483        $    -

Income taxes paid                     $  217,956     $         -        $    -

                                     Notes to Consolidated Financial Statements
                                                                    (continued)

11.   Supplemental
      Disclosures of
      Cash Flows
      (continued)

At December 31, 1997 and 1996, $7,964,354, and $2,815,599, respectively, were due vendors for property and equipment purchases.

During the year ended December 31, 1996, $1,965,069 of debt due to CD Entertainment, Ltd. was converted to equity and treated as capital contributions. No shares of common or preferred stock were issued in connection with the conversion.

12.   Subsequent
      Events

On January 8, 1998, the Company filed a demand for arbitration against Maryland-Virginia Racing Circuit, Inc. ("MVRC") before the Virginia Racing Commission (the "Commission"). In its arbitration demand, the Company challenged a management fee claimed to be due to MVRC pursuant to a Management and Consulting Agreement (see Note 3), dated as of April 22, 1996 (the "Consulting Agreement") between the Company and MVRC. The arbitration is based upon the fact that the demanded compensation under the Consulting Agreement has failed to consider certain changed circumstances as well as the original intent of the parties. Specifically, the compensation demanded by MVRC has been based upon the assumptions that MVRC was to manage a 102-day thoroughbred racing season at Colonial Downs' racetrack and during that 102-day season the Maryland tracks owned and operated by MVRC would be closed. In reality, however, the number of thoroughbred race days has been (and will be for the foreseeable future) much less and MVRC has failed to close its Maryland tracks as contemplated. As a result, the Company has requested that the Commission (as provided in the Agreement) arbitrate this dispute and reform the Consulting Agreement accordingly, thereby reducing the compensation to MVRC to reflect the fewer number of race days during which MVRC is actually managing the Company's thoroughbred season. In the alternative, the Company has requested the Commission to declare the Consulting Agreement null and void and to direct the parties to enter into a new agreement. The Commission declined Colonial Downs' request that it arbitrate the dispute on January 21, 1998; hence a third-party arbitrator must be named.

Report of Independent Certified Public Accountants

Colonial Downs Holdings,Inc.
New Kent, Virginia

We have audited the accompanying consolidated balance sheets of Colonial Downs Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colonial Downs Holdings, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                        BDO Seidman, LLP

Richmond, Virginia
March 25, 1998

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on May 8, 1998. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on May 8, 1998. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on May 8, 1998. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on May 8, 1998. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      (1) The  Financial  Statements  included  in the  Index  to Part  II,
             Item 8,  are  filed as part of this Report.


(B) Reports of Form 8-K

         The Company filed the following Form 8-K during the fourth quarter of 1997:

         1. On November 14, 1997 the Company filed Form 8-K which reflected the intention of the Company to seek, through arbitration, a reduction in the fees it pays to the Maryland Jockey Club. Further, the Form 8-K reflected an announcement of Jeffrey P. Jacobs interest in proposing a combination of the Company with Black Hawk Gaming & Development Co., Inc., in which Mr. Jacobs holds a substantial interest. Additionally, the Form 8-K announced that the Company may consider seeking referenda in other Virginia cities and counties in connection with spring 1998 elections for city councils and the November 1998 Congressional elections.

         2. On December 10, 1997, the Company filed Form 8-K which reflected the retirement of O.J. Peterson, III from the positions of President and Chief Operating Officer of the Company effective January 1, 1998. It further announced that Mr. Jacobs would take over as President and Ian Stewart was promoted to Chief Operating Officer.

(C) Exhibits
     See Exhibit Index

(D) All financial statements and schedules except those items listed under items 14(a)1 and (a)2 above are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COLONIAL DOWNS HOLDINGS, INC.

                   /s/ Jeffrey P. Jacobs
                   -----------------------------------------------
                   Jeffrey P. Jacobs, Chief Executive Officer and
                   President, Chairman of the Board and Director
                   March 30, 1998

                   /s/ Ian M. Stewart
                   -----------------------------------------------
                   Ian M. Stewart, Chief Operating Officer and
                   Chief Financial Officer
                   March 30, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   /s/ Jeffrey P. Jacobs
                   -----------------------------------------------
                   Jeffrey P. Jacobs, Chairman of the Board, Director March 30, 1998

                   /s/ Arnold W. Stansley
                   -----------------------------------------------
                   Arnold W. Stansley, Director
                   March 30, 1998

                   /s/ William J. Koslo
                   -----------------------------------------------
                   William J. Koslo, Jr., Director
                   March 30, 1998

                   /s/ Stephen Peskoff
                   -----------------------------------------------
                   Stephen Peskoff, Director
                   March 30, 1998

                   /s/ Robert H. Hughes
                   -----------------------------------------------
                   Robert H. Hughes, Director
                   March 30, 1998

                   /s/ David C. Grunenwald
                   -----------------------------------------------
                   David C. Grunenwald, Director
                   March 30, 1998

                   /s/ Patrick J. McKinley
                   -----------------------------------------------
                   Patrick J. McKinley, Director
                   March 30, 1998

                                 EXHIBIT INDEX



EXHIBIT NOS.                            DESCRIPTION OF EXHIBIT

 2.1 Agreement and Plan of Reorganization (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

 3.1 Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc. (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

 3.2        Amended and Restated By-laws of Colonial Downs Holdings,  Inc.
            (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

 4.1 Stock Certificate representing Colonial Downs Holdings, Inc. Common Stock (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

10.1 Management and Consulting Agreement (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

10.2 Amended and Restated Performance Guarantee Agreement (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

10.3 Form of Deed for Track site (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

10.4 Construction Agreement (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

10.5 Development Agreement (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

10.6 Hubbing Agreement (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

10.7 VHHA Simulcast Wagering Agreement (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

10.8 VaHBPA Simulcast Wagering Agreement (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

10.9 Form of Convertible Subordinated Note (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

10.10 Forms of Employment Agreements (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

10.11 Form of Stansley Racing Agreement (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

10.12 Amended and Restated Promissory Note to CD Entertainment Ltd. (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

10.13 Agreement for Interim Financing (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

10.14 Registration Rights Agreement (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

10.16 Form of 1997 Stock Option Plan (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

10.17 Agreement for Provision of Credit (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

10.18 Management Agreement between Colonial Downs, L.P. and Virginia Concessions, L.L.C. (Incorporated by reference to the Company's 10-Q, File # 333-18295, dated August 14, 1997)

10.19 Construction Loan Agreement between Colonial Downs, L.P. and PNC Bank, National Association (Incorporated by reference to the Company's 10-Q, File # 333-18295, dated August 14, 1997)

10.20 Revolving Line of Credit Agreement (Incorporated by reference to the Company's 10-Q, File # 333-18295, dated August 14, 1997)

10.21 Deed of Trust Note (Incorporated by reference to the Company's 10-Q, File # 333-18295, dated August 14, 1997)

10.22 Revolving Line of Credit Note (Incorporated by reference to the Company's 10-Q, File # 333-18295, dated August 14, 1997)

10.23 Deed of Trust and Security Agreement (Incorporated by reference to the Company's 10-Q, File # 333-18295, dated August 14, 1997)

10.24 Assignment of Leases and Rents (Incorporated by reference to the Company's 10-Q, File # 333-18295, dated August 14, 1997)

10.25 Agreement of Guaranty and Suretyship (Completion) between Stansley Racing Corp. and PNC Bank, National Association (Incorporated by reference to the Company's 10-Q, File # 333-18295, dated August 14,
            1997)

10.26 Agreement of Guaranty and Suretyship (Completion) between Colonial Downs Holdings, Inc. and PNC Bank, National Association (Incorporated by reference to the Company's 10-Q, File # 333-18295, dated August 14, 1997)

10.27 Agreement of Guaranty and Suretyship (Payment), between Stansley Racing Corp. and PNC Bank, National Association (Incorporated by reference to the Company's 10-Q, File # 333-18295, dated August 14,
            1997)

10.28 Agreement of Guaranty and Suretyship (Payment) between Stansley Racing Corp. and PNC Bank, National Association (Incorporated by reference to the Company's 10-Q, File # 333-18295, dated August 14,
            1997)

10.29 Promissory Note payable to Citizens and Farmers Bank (Incorporated by reference to the Company's 10-Q, File # 333-18295, dated September 14, 1997)

10.30 Business Loan Agreement between the Company, the Partnership and Citizens and Farmers Bank (Incorporated by reference to the Company's 10-Q, File # 333-18295, dated September 14, 1997)

10.31 Commercial Security Agreement among the Company, the Partnership and Citizens and Farmers Bank (Incorporated by reference to the Company's 10-Q, File # 333-18295, dated September 14, 1997)

10.32 Subordination Agreement (Lighting) among the Company, CD Entertainment, the Partnership and David F. Belkowitz and James W. Theobold (Incorporated by reference to the Company's 10-Q, File # 333-18295, dated September 14, 1997)

10.33       Employment Agreement dated June 23, 1997 between the Company and Ian
            M. Stewart

10.34 Souvenir and Gift Concessions Agreement dated August 1, 1997, by and between the Partnership, and Stansley Racing Corp, and Colonial Gifts and Sportswear, Inc.

21.1 Subsidiaries of the Registrant (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

23.1 Consent of Hogan & Hartson L.L.P. (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

23.2 Consent of BDO Seidman, LLP (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

24.1 Power of Attorney (Incorporated by reference to the Company's registration statement on Form S-1, File # 333-18295, dated March 14, 1997)

27.1        Financial Data Schedule