Form 10-Q
period 1998-03-31
COLONIAL DOWNS HOLDINGS INC
filed 1998-05-15
CIK 1027430

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(Mark One)

  (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

  ( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____________ to
                                 ______________

                        Commission File number 333-18295

                          COLONIAL DOWNS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

Virginia                                   54-1826807
(State or other jurisdiction       (IRS Employer Identification No.)
of incorporation or organization)

                          10515 Colonial Downs Parkway
                            New Kent, Virginia 23124
           (Address of principal executive offices including zip code)

               Registrant's telephone number, including area code:
                                 (804) 966-7223

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998.

          Class                          Outstanding at April 30, 1998

Class A Common Stock, $.01 par value            5,000,000
Class B Common Stock, $.01 par value            2,250,000

                 COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                        Page Number
Part I.           Financial Information

                  Item 1.    Financial Statements

                     Consolidated Balance Sheets -
                     March 31, 1998 and December 31, 1997                               3

                     Consolidated Statements of Earnings--
                     Three Month Periods Ended
                     March 31, 1998 and 1997                                            4

                     Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 1998 and 1997                         5

                     Notes to Consolidated Financial Statements                         6

                  Item 2.    Management's Discussion and Analysis of
                             Results of Operations and Financial
                                 Condition                                              8


Part II.          Other Information

                  Item 5.    Other Information                                         10

                  Item 6.    Exhibits and Reports on Form 8-K                          11


                          Part I. Financial Information
                 COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                    March 31, 1998           December 31, 1997
                                                                   -----------------        ---------------------
Assets                                                                  (unaudited)
Current assets
   Cash and cash equivalents                                        $          2,310      $         3,348
   Horsemen's deposits                                                         2,899                1,657
   Accounts receivable                                                           303                  293
   Prepaid expenses                                                              690                  497
   Refundable income taxes                                                        34                  218
                                                                          -----------        -------------
Total current assets                                                           6,236                6,013

Property and equipment                                                        61,886               61,500
   Less accumulated depreciation and amortization                                994                  660
                                                                          -----------        -------------
Net property and equipment                                                    60,892               60,840

Other
   Licensing costs, net of amortization                                          817                  841
   Miscellaneous                                                                 538                  181
                                                                          -----------        -------------
Total other                                                                    1,355                1,022
                                                                          -----------        -------------

Total assets                                                           $      68,483      $        67,875
                                                                          ===========        =============

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                    $       6,527      $        11,678
   Accrued expenses                                                              874                  637
   Current maturities of long-term debt and capital
     lease obligations                                                         2,063                1,373
   Deferred revenue                                                              311                  195
   Purses due horsemen                                                         2,889                1,597
                                                                          -----------        -------------
Total current liabilities                                                     12,664               15,480

Long-term liabilities
   Long-term debt and capital lease obligations, net
      of current maturities                                                   13,651                9,890
   Notes payable - related parties                                             5,500                5,500
   Other long-term liabilities                                                   615                    -
   Deferred income taxes                                                          84                   84
                                                                          -----------        -------------
Total long-term liabilities                                                   19,850               15,474

Stockholders' equity
Common stock
   Class A, $.01 par value, 12,000,000 shares
      Authorized; 5,000,000 outstanding                                           50                   50
   Class B, $.01 par value, 3,000,000 shares
      Authorized; 2,250,000 shares outstanding                                    22                   22
Additional paid in capital                                                    37,842               37,842
Retained earnings (deficit)                                                   (1,945)                (993)
                                                                          -----------        -------------
Total stockholders' equity                                                    35,969               36,921
                                                                          -----------        -------------

Total liabilities and stockholders' equity                             $      68,483      $        67,875
                                                                          ===========        =============

          See accompanying notes to consolidated financial statements.

                 COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                            Three Months Ended
                                                                                March 31,
                                                                       ---------------------------
                                                                          1998              1997
                                                                       -----------      ----------
Revenues
   Pari-mutuel and simulcasting commissions                          $      6,444  $        4,997
   Other                                                                      328             420
                                                                       -----------      ----------
Total revenues                                                              6,772           5,417

Operating expenses
Direct operating expenses
   Purses, fees and pari-mutuel taxes                                       3,193           2,689
   Simulcast and other direct expenses                                      2,592           1,882
   Depreciation and amortization                                              516             102
                                                                       -----------      ----------
Total direct operating expenses                                             6,301           4,673

Selling, general, and administrative expenses                                 979             266
                                                                       -----------      ----------
Total operating expenses                                                    7,280           4,939

Earnings (loss) from operations                                              (508)            478

Other income (expense)
   Interest expense                                                          (465)            (38)
   Interest income                                                             21              25
                                                                       -----------      ----------

Earnings (loss) before income taxes                                          (952)            465
Income taxes                                                                    -              36
                                                                       -----------      ----------

Net earnings (loss)                                                  $       (952)  $         429
                                                                       ============     ==========

Earnings per share data
   Basic and diluted earnings per share                              $      (0.13)  $        0.12
                                                                       ============     ==========

   Weighted average number of shares outstanding                            7,250           3,614
                                                                       ===========      ==========




          See accompanying notes to consolidated financial statements.

                 COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 -------------------------
                                                                                    1998          1997
                                                                                 ----------     ---------
Operating activities
   Net earnings (loss)                                                         $      (952)    $     429
   Adjustments to net earnings (loss)
       Depreciation and amortization                                                   516           102
       (Increase) in accounts receivable and other assets                             (310)          (30)
       (Decrease) in accounts payable                                                 (281)          (99)
       Increase (decrease) in accrued expenses and other                               354           (38)
       Increase in horsemen's deposits and purses                                       50             -
                                                                                 ----------     ---------
Net cash (used in) provided by operating activities                                   (623)          364

Investing activities
   Purchases of property and equipment                                                (610)       (4,076)
   (Decrease) increase in construction payables                                     (4,256)           48
   (Decrease) in purses due horsemen                                                     -        (1,620)
   Investment in other assets                                                            -            (6)
                                                                                 ----------     ----------
Net cash used in investing activities                                               (4,866)       (5,654)

Financing activities
   Proceeds from long-term debt and capital leases                                   4,628           129
   Payments on long-term debt and capital leases                                      (177)            -
   Net proceeds from stock offering                                                      -        36,291
   Payments on stockholders' advances and notes payable                                  -          (699)
   Proceeds from stockholder notes payable                                               -         4,613
                                                                                 ----------     ---------
Net cash provided by financing activities                                            4,451        40,334
                                                                                 ----------     ---------

Net (decrease) increase in cash and cash equivalents                                (1,038)       35,044

Cash and cash equivalents, beginning of year                                         3,348         1,380
                                                                                 ----------     ---------

Cash and cash equivalents, end of year                                         $     2,310    $   36,424
                                                                                 ==========     =========


          See accompanying notes to consolidated financial statements.

                 COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements of Colonial Downs Holdings, Inc. ( the "Company") have been prepared in accordance with generally accepted accounting principles for interim reporting, with applicable reporting regulations of the Securities and Exchange Commission, and present fairly, in all material respects, the Company's financial position as of March 31, 1998 and the results of operations and the consolidated cash flows for the three-month periods ended March 31, 1998 and 1997. All adjustments are of a normal, recurring nature. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. At March 31, 1998, there was no material dilutive effect on earnings (loss) per share.

2. Long-term debt consists of the following (in thousands):

                                                                            March 31, 1998         December 31, 1997
                                                                           ------------------      -------------------
           Note payable to a Bank maturing June 2000, with two one year extensions, bearing interest at a variable rate (8.69% at March 31,
           1997), with a $1,000,000 principal payment due in December 1998 and quarterly principal payments of $500,000 commencing in March 1999, collateralized by substantially all assets of the Company and
           guaranteed by certain shareholders and related parties           $   10,000                  $ 10,000



           Convertible subordinated note payable to CD Entertainment, Ltd., maturing March 2000, with interest payable quarterly at a rate of
           7.25%, collateralized by a second deed of trust on the
           racetrack facility                                                    5,500                     5,500

           Line of credit facility with a Bank, maturing June 2000, with two one year extensions, bearing interest at a variable rate (ranging from
           8.59% to 8.69% at March 31, 1998), collateralized by substantially all assets of the Company and guaranteed by certain shareholders and
           related parties                                                        4,340                  -









           Note payable to a Bank, maturing August 1999, bearing interest at prime plus 1%, with monthly principal payments of $15,000,
           collateralized by certain fixed assets                                    795                      840


           Note payable to an Insurance Company, maturing October 1998, bearing interest at 7.30%, with monthly payments of $32,933 including
           interest                                                                 188                       -


           Note payable to an Insurance Company, maturing October 1999, bearing
           interest at 6.83%, with monthly payments of $8,622 including interest    148                      170


           Installment notes and capitalized leases collateralized by certain vehicles, machinery and equipment, maturing at various dates through
           September 2000, at interest rates ranging from 3% to
           9%                                                                       243                      253
                                                                      ------------------      ----------------------
                                                                                 21,214                   16,763
           Less current maturities                                                2,063                    1,373
                                                                      ------------------      ----------------------
           Long-term debt                                                 $      19,151             $     15,390
                                                                      ==================      ======================


3. Certain reclassifications have been made in the prior years' financial statements to conform to the March 31, 1998 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Overview

Colonial Downs Holdings, Inc. (the "Company") was organized to pursue opportunities for horse racing and pari-mutuel wagering and holds the only licenses to own and operate a racetrack and racing centers ("Racing Centers") in Virginia. The Company currently operates Racing Centers in Chesapeake, Richmond, Hampton, and Brunswick, and may apply for licenses for up to two additional Racing Centers if suitable opportunities are identified. In September and October 1997, the Company completed its inaugural thirty-day thoroughbred live meet at its newly constructed racetrack (the "Track") located in New Kent County, Virginia. On April 24, 1998, the Company began its first standardbred racing meet, which will run through July 5, 1998. The Company's next thoroughbred meet will commence August 24, 1998 and run through October 12, 1998. In addition, the Company has been selected to host the Breeders Crown, one of the premier North American standardbred racing events, in November 1998. The Company will also host the inaugural Virginia Derby, a race for three-year old thoroughbreds. Both the Breeders Crown and the Virginia Derby are expected to be televised on national cable networks.

Results of Operations
Three months ended March 31, 1998 compared to three months ended March 31, 1997

The following table presents the major components from the Company's Consolidated Statements of Earnings as a percent of total revenues:

                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------
                                                                     1998           1997
                                                                ---------------  ----------
Revenues:
   Pari-mutuel and simulcasting commissions                         95.2%          92.2%
   Other                                                             4.8            7.8
                                                                ---------    -----------
     Total revenues                                                100.0          100.0
Direct operating expenses:
   Purses, fees, and pari-mutuel taxes                              47.2           49.7
   Simulcast and other direct expenses                              38.2           34.7
   Depreciation and amortization                                     7.6            1.9
                                                                ---------    -----------
     Total direct operating expenses                                93.0           86.3
Selling, general, and administrative expenses                       14.5            4.9
                                                                ---------    -----------
Total operating expenses                                           107.5           91.2
                                                                ---------    -----------
Earnings (loss) from operations                                     (7.5)           8.8
Interest (expense) income                                           (6.6)          (0.2)
                                                                -----------   -----------
Earnings (loss) before taxes                                       (14.1%)          8.6%


Total revenues for the first quarter of 1998 amounted to $6.8 million, up $1.4 million (25%) from $5.4 million in the first quarter of 1997. Approximately $2.1 million of this increase was attributable to the operation of the Hampton and Brunswick Racing Centers ("Racing Centers") which were not opened until December 1997. Excluding the impact of the new Racing Centers, total revenues decreased by about $.7 million, primarily reflecting the anticipated effect of the new Hampton Racing Center on the existing Chesapeake Racing Center, both of which attract customers from the Tidewater region. Although revenues from the Chesapeake facility decreased from the same period of the prior year, the combined operation of the Chesapeake and Hampton Racing Centers increased revenue in the Tidewater region by approximately $.9 million.


Operating expenses of $7.3 million for the first quarter of 1998 increased $2.4 million (47%) from $4.9 million in the first quarter of 1997. The increase primarily resulted from the operation of the Hampton and Brunswick Racing Centers ($2.0 million) in the first quarter of 1998 versus no operations in the same period of the prior year. Also affecting the increase were depreciation, corporate overhead, and other expenses associated with the ongoing operation of the Company's racetrack ($1.2 million), which opened in September 1997. Excluding the impact of the new Racing Centers, corporate overhead, and the racetrack, operating expenses decreased by about $.9 million compared to the first quarter of 1997. This reduction is primarily due to the reduction in revenue at the Chesapeake Racing Center caused by the opening of the Hampton Racing Center as well as improved operating efficiencies.

Due to the factors discussed above, the Company incurred a loss from operations of $508,000 compared to earnings of $478,000 in the first quarter of 1997. All Racing Centers with the exception of Brunswick operated at a profit for the first quarter of 1998. Because the bulk of patrons that visit the Brunswick Racing Center are from North Carolina, and customer traffic is heaviest later in the week, the facility will be closed on Mondays and Tuesdays as of April 27, 1998 to maximize profitability and efficiency.

Other expenses increased to $444,000 in the first quarter of 1998 compared to $13,000 in the same period of the prior year. This change of $431,000 reflects the additional interest expense incurred from increased borrowings by the Company to complete construction of the racetrack and Hampton and Brunswick Racing Centers as well as the treatment of interest as an expense item in the first quarter of 1998 versus as a capitalizable cost of construction in the same period of the prior year.


Liquidity and Capital Resources.

The Company's primary sources of liquidity and capital resources have been proceeds from the initial public offering of the Company's stock, long-term debt, and stockholders loans. The Company believes that its cash on hand, cash generated from operations, and access to other capital and financial resources will be sufficient to cover its operating expenses and other cash requirements for 1998.

Net cash used in operating activities totaled $623,000 for the first quarter of fiscal 1998, representing a $987,000 decrease from $364,000 provided by operating activities in the first quarter of the prior year. The decrease primarily reflected the Company's net loss of $952,000 in the first quarter of 1998 versus net earnings of 429,000 in the same period of the prior year.

Net cash used in investing activities totaled $4.9 million for the first quarter of 1998 and included property and equipment primarily for the completion of the Track as well as the Hampton and Brunswick Racing Centers. Investing activities were comprised of $.6 million in 1998 capital expenditures and approximately $4.3 million related to the payment of construction payables accrued at December 31, 1997. Net cash used in investing activities in the first quarter of 1997 totaled $5.7 million, and reflected higher capital expenditures related to constructing and preparing the Track for the inaugural live meet in September 1997. The Company anticipates that its capital spending in fiscal 1998 will approximate $900,000.

Net cash provided by financing activities was $4.4 million for the first quarter of 1998 and reflected the Company's use of $4.3 million of its $5.0 million line of credit facility to pay construction payables related to the completion of the Track and Hampton and Brunswick Racing Centers as mentioned above.

Item 5.  Other Information

Colonial Downs, L.P., a wholly-owned subsidiary of the Company, entered into a First Amendment to Deed of Trust Note and Construction Loan Agreement, dated as of February 27, 1998 (the "Amendment"). The Amendment modified the commencement of the amortization of principal of the Company's $10,000,000 credit facility from March 31, 1998 to March 31, 1999, with a $1,000,000 principal payment due December 1, 1998.


Forward Looking Statements

This report contains forward-looking statements that inherently involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. Statements regarding results of operations, the opening of additional Racing Centers, and certain other statements contained in this report are forward-looking statements and, as such, involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by such forward-looking statements. Such potential risks, uncertainties, and factors include, but are not limited to, acts by parties outside the control of the Corporation, including the Maryland Jockey Club and the Virginia Racing Commission, political trends, the effects of adverse general economic conditions, and governmental regulation, including licensing of additional Racing Centers. The forward-looking statements contained herein speak only as of the date of this report.

                           Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits:
                  Exhibit              Description

                  Exhibit 10.35        First Amendment to Deed of Trust Note and
                                         Construction Loan Agreement dated as of
                                         February 27, 1998, between Colonial Downs,
                                         L.P., and PNC Bank, National Association

                  Exhibit 27           Financial Data Schedule

         b.    Reports on Form 8-K

                  No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Colonial Downs Holdings, Inc.


Date: May 15, 1998                    /s/ Ian M. Stewart
                                      --------------------------------------
                                      Ian M. Stewart, Vice President, Chief
                                      Operating Officer and Chief
                                      Financial Officer