Form 10-Q
period 1998-06-30
COLONIAL DOWNS HOLDINGS INC
filed 1998-08-14
CIK 1027430

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(Mark One)

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

          Class                                  Outstanding at August 10, 1998

Class A Common Stock, $.01 par value                         5,000,000
Class B Common Stock, $.01 par value                         2,250,000

                 COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                        Page Number



Part I.           Financial Information

                  Item 1.    Financial Statements

                     Consolidated Balance Sheets --
                     June 30, 1998 (unaudited) and December 31, 1997                         3

                     Consolidated Statements of Earnings (Loss)--
                     Three and Six Month Periods Ended
                     June 30, 1998 and 1997 (unaudited)                                      4

                     Consolidated Statements of Cash Flows --
                     Six Months Ended June 30, 1998 and 1997 (unaudited)                     5

                     Notes to Consolidated Financial Statements                              6

                  Item 2.    Management's Discussion and Analysis of
                             Results of Operations and Financial
                             Condition                                                       8


Part II.          Other Information

                  Item 1.   Legal Proceedings                                               12

                  Item 4.   Submission of Matter to Vote of Security Holders                12

                  Item 5.   Other Information                                               13

                  Item 6.    Exhibits and Reports on Form 8-K                               13



                         Part I. Financial Information

                 COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                                           June 30, 1998            December 31, 1997
                                                                          -----------------        ---------------------
                                                                              (unaudited)

Assets
Current assets
   Cash and cash equivalents                                        $                1,629      $                 3,348
   Horsemen's deposits                                                               2,762                        1,657
   Accounts receivable                                                                 400                          293
   Prepaid expenses                                                                    558                          497
   Refundable income taxes                                                              34                          218
                                                                          -----------------        ---------------------
Total current assets                                                                 5,383                        6,013

Property and equipment                                                              62,301                       61,275
   Less accumulated depreciation and amortization                                    1,326                          660
                                                                          -----------------        ---------------------
Net property and equipment                                                          60,975                       60,615

Other
   Licensing costs, net of amortization                                                805                          841
   Miscellaneous                                                                       341                          406
                                                                          -----------------        ---------------------
Total other                                                                          1,146                        1,247
                                                                          -----------------        ---------------------

Total assets                                                           $            67,504      $                67,875
                                                                          =================        =====================

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                    $             4,255      $                 9,276
   Accounts payable - arbitration                                                    3,474                        2,402
   Accrued expenses                                                                  1,105                          637
   Current maturities of long-term debt and capital
      lease obligations                                                              1,969                        1,373
   Deferred revenue                                                                    135                          195
   Purses due horsemen                                                               2,484                        1,597
                                                                          -----------------        ---------------------
Total current liabilities                                                           13,422                       15,480

Long-term liabilities
   Long-term debt and capital lease obligations, net
      of current maturities                                                         14,216                        9,890
   Notes payable - related parties                                                   5,500                        5,500
   Other long-term liabilities                                                         240                            -
   Deferred income taxes                                                                84                           84
                                                                          -----------------        ---------------------
Total long-term liabilities                                                         20,040                       15,474

Stockholders' equity
Common stock
   Class A, $.01 par value, 12,000,000 shares
      Authorized; 5,000,000 outstanding                                                 50                           50
   Class B, $.01 par value, 3,000,000 shares
      Authorized; 2,250,000 shares outstanding                                          22                           22
Additional paid in capital                                                          37,842                       37,842
Retained earnings (deficit)                                                         (3,872)                        (993)
                                                                          -----------------        ---------------------
Total stockholders' equity                                                          34,042                       36,921
                                                                          -----------------        ---------------------

Total liabilities and stockholders' equity                             $            67,504      $                67,875
                                                                          =================        =====================




          See accompanying notes to consolidated financial statements.

                 COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                 Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                        --------------------------------    -----------------------------
                                                                1998            1997               1998           1997


Revenues
   Pari-mutuel and simulcasting
      commissions                                       $          6,722  $         4,675      $     13,167  $       9,672
   Other                                                           1,046              369             1,373            789
                                                                 -------           ------           -------        -------
Total revenues                                                     7,768            5,044            14,540         10,461
                                                                 -------           ------           -------        -------

Operating expenses
Direct operating expenses
   Purses, fees and pari-mutuel taxes                              3,323            2,245             6,374          4,790
   Simulcast and other direct expenses                             4,280            1,863             7,402          3,708
   Depreciation and amortization                                     445              105               888            207
                                                                 -------           ------           -------        -------
Total direct operating expenses                                    8,048            4,213            14,664          8,705

Selling, general and administrative
     expenses                                                      1,165              436             1,829            883
                                                                 -------           ------           -------        -------
Total operating expenses                                           9,213            4,649            16,493          9,588
                                                                 -------           ------           -------        -------
Earnings (loss) from operations                                   (1,445)             395            (1,953)           873

Other income (expense)
   Interest expense                                                 (492)             (46)             (957)           (84)
   Interest income                                                    10              414                31            439
                                                                 -------           ------           -------        -------
Earnings (loss) before income taxes                               (1,927)             763            (2,879)         1,228
Income taxes                                                           -              290                 -            326
                                                                 -------           ------           -------        -------
Net earnings (loss)                                     $         (1,927)  $          473      $     (2,879)  $        902
                                                                 =======         ========          ========        =======

Earnings per share data
   Basic and diluted earnings per share                 $          (0.27)  $         0.07      $      (0.40)  $       0.17
                                                                 =======          =======          ========        =======
   Weighted average number of shares
       Outstanding                                                 7,250            7,250             7,250          5,442
                                                                 =======          =======          ========        =======


          See accompanying notes to consolidated financial statements.

                 COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                  --------------------------------------
                                                                                       1998                  1997
                                                                                  ----------------      ----------------


Operating activities
   Net earnings (loss)                                                         $           (2,879)    $             902
   Adjustments to net earnings (loss)
       Depreciation and amortization                                                          888                   207
       (Increase) in accounts receivable and other assets                                    (106)                 (598)
       Increase in accounts payable                                                           605                   822
       Increase in accrued expenses and other                                                 409                   211
       (Decrease) increase in horsemen's deposits and
           purses (net)                                                                      (218)                   50
                                                                                  -----------------      ----------------
Net cash (used in) provided by operating activities                                        (1,301)                1,594

Investing activities
   Purchases of property and equipment                                                     (1,025)              (19,206)
   (Decrease) increase in construction payables                                            (4,316)                2,129
   Investment in other assets                                                                   -                   (97)
                                                                                  ----------------      -----------------
Net cash used in investing activities                                                      (5,341)              (17,174)

Financing activities
   Proceeds from long-term debt and capital leases                                          5,287                   110
   Payments on long-term debt and capital leases                                             (364)                    -
   Net proceeds from stock offering                                                             -                36,192
   Funding of purse account promissory notes                                                    -                (1,620)
   Payments on stockholders' advances and notes payable                                         -                  (699)
   Proceeds from stockholder notes payable                                                      -                 4,613
                                                                                  ----------------      ----------------
Net cash provided by financing activities                                                   4,923                38,596
                                                                                  ----------------      ----------------

Net (decrease) increase in cash and cash equivalents                                       (1,719)               23,016

Cash and cash equivalents, beginning of year                                                3,348                 1,380
                                                                                  ----------------      ----------------

Cash and cash equivalents, end of period                                       $            1,629    $           24,396
                                                                                  ================      ================




          See accompanying notes to consolidated financial statements.

                 COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 1. In the opinion of management, the accompanying consolidated financial statements of Colonial Downs Holdings, Inc. ( the "Company") have been prepared in accordance with generally accepted accounting principles for interim reporting, with applicable reporting regulations of the Securities and Exchange Commission, and present fairly, in all material respects, the Company's financial position as of June 30, 1998 and the results of operations and the consolidated cash flows for the three and six month periods ended June 30, 1998 and 1997. All adjustments are of a normal, recurring nature. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. At June 30, 1998, there was no material dilutive effect on earnings (loss) per share.



 2. Long-term debt consists of the following (in thousands):



                                                                                     June 30, 1998         December 31, 1997
                                                                                   ------------------      -------------------



           Note payable to a Bank maturing June 2000, with two one year extensions, bearing interest at a variable rate (8.63% at June 30,
           1998), with a $1,000,000 principal payment due in December 1998 and quarterly principal payments of $500,000 commencing in April 1999, collateralized by substantially all assets of the Company and
           guaranteed by certain shareholders and related parties.                  $     10,000           $    10,000



           Convertible subordinated note payable to CD Entertainment, Ltd., maturing March 2000, with interest payable quarterly at a rate of
           7.25%, collateralized by a second deed of trust on the
           racetrack facility.                                                             5,500                 5,500

           Line of credit facility with a Bank, maturing June 2000, with two one year extensions, bearing interest at a variable rate (ranging from
           8.63% to 8.75% at June 30, 1998), collateralized by substantially all assets of the Company and guaranteed by certain shareholders and related parties.
                                                                                           5,000                   -









           Note payable to a Bank, maturing August 1999, bearing interest at prime plus 1%, with monthly principal payments of $15,000, collateralized by certain fixed assets.
                                                                                             750                 840

           Note payable to an Insurance Company, maturing October 1998, bearing interest at 7.30%, with monthly payments of $32,933 including interest.
                                                                                              98                   -

           Note payable to an Insurance Company, maturing October 1999, bearing interest at 6.83%, with monthly payments of $8,622 including interest.
                                                                                             124                 170

           Installment notes and capitalized leases collateralized by certain vehicles, machinery and equipment, maturing at various dates through
           September 2000, at interest rates ranging from 3% to 9%.
                                                                                             213                 253
                                                                                ------------------      -------------
                                                                                          21,685              16,763
           Less current maturities                                                         1,969               1,373
                                                                                ------------------      -------------
           Long-term debt                                                           $     19,716          $   15,390
                                                                                ==================      =============





 3. Accounts payable-arbitration - Pursuant to the terms of the Company's construction contract with Norglass, the general contractor engaged to manage the construction of the Company's racetrack, the Company is proceeding before the American Arbitration Association ("AAA"). In the proceeding, the Company is seeking reimbursement for amounts paid directly to subcontractors as well as elimination of all mechanic liens placed by Norglass against the Company. Approximately $1.9 million in construction costs has been included in accounts payable--arbitration at June 30, 1998 and December 31, 1997.

     In January 1998, the Company filed a demand for arbitration against Maryland-Virginia Racing Circuit ("MVRC"), before the Virginia Racing Commission, which demand was referred to an arbitrator in May 1988. In its arbitration demand, the Company is challenging a management fee claimed to be due to MVRC pursuant to a Management and Consulting Agreement dated as of April 22, 1996. At June 30, 1998 and December 31, 1997, approximately $1.6 and $.5 million, respectively, has been included in accounts payable - arbitration.

 4. Certain reclassifications have been made in the prior years' financial statements to conform to the June 30, 1998 presentation.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Overview

Colonial Downs Holdings, Inc. (the "Company") was organized to pursue opportunities for horse racing and pari-mutuel wagering and holds the only licenses to own and operate a racetrack and racing centers ("Racing Centers") in Virginia. The Company currently operates Racing Centers in Chesapeake, Richmond, Hampton, and Brunswick, and may apply for licenses for up to two additional Racing Centers if suitable opportunities are identified. In September and October 1997, the Company completed its inaugural thirty-day thoroughbred live meet at its newly constructed racetrack (the "Track") located in New Kent County, Virginia. In addition, the Company recently completed its first standardbred racing meet which ran from April through July, 1998. The Company's next thoroughbred meet of twenty-five days will commence September 7, 1998 and run through October 11, 1998, and will include the inaugural Virginia Derby, a race for three year old thoroughbreds, on October 3. Then, the Company will conclude its first full year of live racing in November 1998 by hosting the Breeders Crown, one of the premier North American standardbred racing events. Both the Breeders Crown and the Virginia Derby are expected to be televised on national cable networks.

Results of Operations

The following table presents the major components from the Company's Consolidated Statements of Earnings (Loss) as a percent of total revenues:




                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                         June 30,
                                                                  1998           1997               1998         1997
                                                              -------------- --------------     ------------- ------------



Revenues:
   Pari-mutuel and simulcasting commissions                            86.5%           92.7%            90.6%        92.5%
   Other                                                               13.5            7.3               9.4          7.5
                                                              -------------- --------------     ------------- ------------
     Total revenues                                                   100.0          100.0             100.0        100.0
Direct operating expenses:
   Purses, fees, and pari-mutuel taxes                                 42.8           44.5              43.8         45.8
   Simulcast and other direct expenses                                 55.1           37.0              50.9         35.4
   Depreciation and amortization                                        5.7            2.1               6.1          2.0
                                                              -------------- --------------     ------------- ------------
     Total direct operating expenses                                  103.6           83.6             100.8         83.2
Selling, general, and administrative expenses                          15.0            8.6              12.6          8.4
                                                              -------------- --------------     ------------- ------------
Total operating expenses                                              118.6           92.2             113.4         91.6
                                                              -------------- --------------     ------------- ------------
Earnings (loss) from operations                                      (18.6)            7.8            (13.4)          8.4
Interest (expense) income                                             (6.2)            7.3             (6.3)          3.4
                                                              -------------- --------------     ------------- ------------
Earnings (loss) before taxes                                         (24.8%)          15.1%           (19.7%)        11.8%
                                                              ================ ===============    ============= ============


Three months ended June 30, 1998 compared to three months ended June 30, 1997

Total revenues for the second quarter of 1998 amounted to $7.8 million, up $2.8 million (54%) from $5.0 million in the second quarter of 1997. Approximately $2.0 million of this increase was attributable to the operation of the Hampton and Brunswick Racing Centers ("Racing Centers") which were not opened until December 1997. An additional increase of $1.4 million resulted from revenues generated from the Company's inaugural live harness racing meet, which ran from April 24 to July 5, 1998. Excluding the impact of the new Racing Centers and the harness racing meet, total revenues decreased by about $.6 million, primarily reflecting the anticipated effect of the new Hampton Racing Center on the existing Chesapeake Racing Center, both of which attract customers from the Tidewater region. Although revenues from the Chesapeake facility decreased from the same period of the prior year, the combined operation of the Chesapeake and Hampton Racing Centers increased revenue in the Tidewater region by approximately $1.0 million.

Total operating expenses of $9.2 million for the second quarter of 1998 increased $4.6 million (100%) from $4.6 million in the second quarter of 1997. The increase primarily resulted from both fixed and live racing variable costs associated with the operation of the Company's racetrack ($3.1 million), which opened in September 1997, and the operation of the Hampton and Brunswick Racing Centers ($1.9 million) in the second quarter of 1998 versus no operations in the same period of the prior year. Additionally, corporate overhead increased $400,000. Excluding the impact of the Track, the new Racing Centers, and increased corporate overhead, operating expenses decreased by about $.8 million compared to the second quarter of 1997. This reduction is primarily due to the reduction in handle at the Chesapeake Racing Center caused by the opening of the Hampton Racing Center as well as improved operating efficiencies.

Due to the factors discussed above, the Company incurred a loss from operations of $1.4 million compared to earnings of $395,000 in the second quarter of 1997. All Racing Centers with the exception of Brunswick operated at a profit for the second quarter of 1998. Earnings at the Richmond and Chesapeake Racing Centers increased by approximately $150,000 compared to the same period of the prior year. In order to maximize profitability and efficiency at the Brunswick Racing Center, the facility changed its operating hours from seven days to five days a week effective April 27, 1998. This change brought the facility close to breakeven for the last two months of the second quarter.

Other expenses increased to $482,000 in the second quarter of 1998 compared to income of $368,000 in the same period of the prior year. This change of $850,000 reflects the additional interest expense incurred from increased borrowings by the Company to complete construction of the Track and Hampton and Brunswick Racing Centers as well as the treatment of interest as an expense item in the second quarter of 1998 versus as a capitalizable cost of construction in the same period of the prior year. In addition, the Company earned interest on the invested initial public offering proceeds during the same period in 1997.

Six months ended June 30, 1998 compared to six months ended June 30, 1997

Total revenues for the six months of 1998 amounted to $14.5 million, up $4.0 million (39%) from $10.5 million for the six months of 1997. Approximately $4.0 million of this increase was attributable to the operation of the Hampton and Brunswick Racing Centers which were not opened until December 1997. An additional increase of $1.4 million resulted from revenues generated from the Company's inaugural live harness racing meet, and was offset by $1.4 million in lower revenues at the Richmond and Chesapeake Racing Centers. Although revenues from the Chesapeake facility decreased from the same period of the prior year, the combined operation of the Chesapeake and Hampton Racing Centers increased revenue in the Tidewater region by approximately $1.9 million.

Total operating expenses of $16.5 million for the six months of 1998 increased $6.9 million (72%) from $9.6 million in the first six months of 1997. The increase primarily resulted from both fixed and live racing variable costs associated with the operation of the Company's racetrack ($4.1 million), which opened in September 1997, and the operation of the Hampton and Brunswick Racing Centers ($4.0 million) in the second quarter of 1998 versus no operations in the same period of the prior year. Additionally, corporate overhead increased $500,000. Excluding the impact of the Track, the new Racing Centers, and increased corporate overhead, operating expenses decreased by about $1.7 million compared to the first half of 1997. This reduction is primarily due to the reduction in handle at the Chesapeake Racing Center caused by the opening of the Hampton Racing Center as well as improved operating efficiencies.

Due to the factors discussed above, the Company incurred a loss from operations of $2.0 million compared to earnings of $873,000 in the first half of 1997. All Racing Centers with the exception of Brunswick operated at a profit for the first six months of 1998. Earnings from the Richmond and Chesapeake Racing Centers increased by approximately $200,000 compared to the same period of the prior year. Operations at the Brunswick facility have improved since the operating hours were reduced in late April.

Other expenses increased to $926,000 in the first half of 1998 compared to income of $355,000 in the same period of the prior year. This change of $1.3 million reflects the additional interest expense incurred from increased borrowings by the Company to complete construction of the Track and Hampton and Brunswick Racing Centers as well as the treatment of interest as an expense item in 1998 versus as a capitalizable cost of construction in the same period of the prior year. In addition, the Company earned interest on the invested initial public offering proceeds during the same period in 1997.


Liquidity and Capital Resources.

The Company's primary sources of liquidity and capital resources have been proceeds from the initial public offering of the Company's stock, long-term debt, and stockholders loans. The Company believes that its cash on hand, cash generated from operations, a $1 million loan from a shareholder, and access to other capital and financial resources will be sufficient to cover its operating expenses and other cash requirements for 1998.

Net cash used in operating activities totaled $1.3 million for the first six months of fiscal 1998, representing a $2.9 million decrease from $1.6 million provided by operating activities in the first half of the prior year. The decrease primarily reflected the Company's net loss of $2.9 million in the first half of 1998 versus net earnings of $902,000 in the same period of the prior year, offset by an increase in depreciation and amortization of $681,000.

Net cash used in investing activities totaled $5.3 million for the six months of 1998 and included property and equipment primarily for the completion of the Track as well as the Hampton and Brunswick Racing Centers. Investing activities were comprised of $1.0 million in 1998 capital expenditures and approximately $4.3 million related to the payment of construction payables accrued at December 31, 1997. Net cash used in investing activities in the first half of 1997 totaled $17.2 million, and reflected higher capital expenditures related to constructing and preparing the Track for the inaugural live meet in September 1997. The Company anticipates that its capital spending in fiscal 1998 will approximate $1.3 million.

Net cash provided by financing activities was $4.9 million for the six months of 1998. The Company borrowed $5 million on its line of credit facility and financed $287,000 of its insurance premiums. The Company used $4.3 million of its $5.0 million line of credit facility to pay construction payables related to the completion of the Track and Hampton and Brunswick Racing Centers as mentioned above.

The Company is currently assessing the impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and products purchased by the Company. The Company believes that its internal information systems are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

Forward Looking Statements

This report contains forward-looking statements that inherently involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. Statements regarding results of operations, the opening of additional Racing Centers, the Company's expectations, hopes, intentions, beliefs, strategies,and certain other statements contained in this report are forward-looking statements and, as such, involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied by such forward-looking statements. Such potential risks, uncertainties, and factors include, but are not limited to, acts by parties outside the control of the Company, including the Maryland Jockey Club and the Virginia Racing Commission, political trends, the effects of adverse general economic conditions, and governmental regulation, including licensing of additional Racing Centers. The forward-looking statements contained herein speak only as of the date of this report, and the Company assumes no obligation to update any such forward looking statements.

                           Part II. Other Information


Item 1.   Legal Proceedings

         Norglass, Inc. Colonial Downs, L.P. (the "Partnership") is engaged in a contract dispute under the Construction Agreement, dated February 10, 1997 (the "Construction Contract"), between the Partnership and Norglass, Inc. ("Norglass") the general contractor engaged to manage the construction of Colonial Downs' racetrack. Pursuant to the terms of the Construction Contract, the Partnership filed a demand for arbitration with the American Arbitration Association ("AAA") against Norglass in November, 1997 to resolve its dispute. In the proceeding, the Partnership challenges the validity of Norglass' mechanic's liens for approximately $6.5 million and asserts a damage claim against Norglass in an amount not less than $4.4 million. James Leadbetter, who owns more than 5% of the Company's outstanding stock, is a shareholder of Norglass, Inc. Hearings before the arbitration panel are scheduled to commence prior to the end of the year.

         Maryland-Virginia Racing Circuit, Inc. On January 8, 1998, Colonial Downs filed a demand for arbitration against the Maryland-Virginia Racing Circuit, Inc. ("MVRC") before the Virginia Racing Commission (the "Commission"). In its arbitration demand, Colonial Downs challenged the management fee claimed to be due by MVRC pursuant to a Management and Consulting Agreement, dated as of April 22, 1996 (the "Consulting Agreement"), between Colonial Downs and MVRC. The arbitration is based upon the fact that the demanded compensation under the Consulting Agreement has failed to consider certain changed circumstances as well as the original intent of the parties. Although the Commission initially declined Colonial Downs' request that it arbitrate the dispute, the Commission appointed John H. Shenefield, the former chairman of the Commission in May, 1998, as the arbitrator to hear the dispute. The arbitration is proceeding and is expected to be resolved in the next 60 to 90 days.

Item 4.  Submission of Matter to Vote of Security Holders

         The Company held its annual meeting of shareholders on June 5, 1998. At the meeting, Stephen Peskoff and Patrick J. McKinley were re-elected as directors to serve for three years. They received the following votes:



                                                      Votes Cast For                 Votes Withheld
                                                      --------------                 --------------



          Stephen Peskoff                               12,033,610                       55,630
          Patrick J. McKinley                           12,044,717                       44,680



        In addition, Mr. Robert M. "Sam" Hazelwood was nominated for consideration as a director by motion of a shareholder. He received 31,697 votes and was not elected. Messrs. Jeffrey P. Jacobs, Arnold W. Stansley, Robert H. Hughes, William J. Koslo, Jr., and David C. Grunenwald continue to serve as directors of the Company.

         No other matters were voted upon by the shareholders.

Item 5.  Other Information

An affiliate of the Company's Chairman, President and Chief Executive Officer has agreed to loan the Company $1,000,000. The loan will have a term of one year and bear interest at 8.50% payable upon maturity. The principal and accrued interest are convertible into Class B common shares of the Company at a conversion price of $2.50 per share.


Item 6.  Exhibits and Reports on Form 8-K

          a.   Exhibit:

                  Exhibit                            Description

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

                                       Colonial Downs Holdings, Inc.


Date: August 14, 1998                       /s/ Ian M. Stewart
                                            ------------------
                                       Ian M. Stewart, Vice President, Chief
                                        Operating Officer and Chief
Financial Officer