Form 10-Q/A
period 1998-06-30
COLONIAL DOWNS HOLDINGS INC
filed 1998-10-01
CIK 1027430

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-Q/A
                                Amendment No. 1

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

                                                                                        Page Number



Part I.           Financial Information

                  Item 1.    Financial Statements

                     Consolidated Balance Sheets --
                     June 30, 1998 (unaudited) and December 31, 1997                         3

                     Consolidated Statements of Earnings (Loss)--
                     Three and Six Month Periods Ended
                     June 30, 1998 and 1997 (unaudited)                                      4

                     Consolidated Statements of Cash Flows --
                     Six Months Ended June 30, 1998 and 1997 (unaudited)                     5

                     Notes to Consolidated Financial Statements                              6

                  Item 2.    Management's Discussion and Analysis of
                             Results of Operations and Financial
                             Condition                                                       8


Part II.          Other Information

                  Item 1.   Legal Proceedings                                               12

                  Item 3.   Defaults Upon Senior Securities                                 12

                  Item 4.   Submission of Matter to Vote of Security Holders                13

                  Item 5.   Other Information                                               13

                  Item 6.    Exhibits and Reports on Form 8-K                               13



                         Part I. Financial Information

                 COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                                           June 30, 1998            December 31, 1997
                                                                          -----------------        ---------------------
                                                                              (unaudited)

Assets
Current assets
   Cash and cash equivalents                                        $                1,629      $                 3,348
   Horsemen's deposits                                                               2,762                        1,657
   Accounts receivable                                                                 400                          293
   Prepaid expenses                                                                    558                          497
   Refundable income taxes                                                              34                          218
                                                                          -----------------        ---------------------
Total current assets                                                                 5,383                        6,013

Property and equipment                                                              62,301                       61,275
   Less accumulated depreciation and amortization                                    1,326                          660
                                                                          -----------------        ---------------------
Net property and equipment                                                          60,975                       60,615

Other
   Licensing costs, net of amortization                                                805                          841
   Miscellaneous                                                                       341                          406
                                                                          -----------------        ---------------------
Total other                                                                          1,146                        1,247
                                                                          -----------------        ---------------------

Total assets                                                           $            67,504      $                67,875
                                                                          =================        =====================

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                    $             4,255      $                 9,276
   Accounts payable - arbitration                                                    3,474                        2,402
   Accrued expenses                                                                  1,105                          637
   Current maturities of long-term debt and capital
      lease obligations                                                             15,469                        1,373
   Deferred revenue                                                                    135                          195
   Purses due horsemen                                                               2,484                        1,597
                                                                          -----------------        ---------------------
Total current liabilities                                                           26,922                       15,480

Long-term liabilities
   Long-term debt and capital lease obligations, net
      of current maturities                                                            716                        9,890
   Notes payable - related parties                                                   5,500                        5,500
   Other long-term liabilities                                                         240                            -
   Deferred income taxes                                                                84                           84
                                                                          -----------------        ---------------------
Total long-term liabilities                                                          6,540                       15,474

Stockholders' equity
Common stock
   Class A, $.01 par value, 12,000,000 shares
      Authorized; 5,000,000 outstanding                                                 50                           50
   Class B, $.01 par value, 3,000,000 shares
      Authorized; 2,250,000 shares outstanding                                          22                           22
Additional paid in capital                                                          37,842                       37,842
Retained earnings (deficit)                                                         (3,872)                        (993)
                                                                          -----------------        ---------------------
Total stockholders' equity                                                          34,042                       36,921
                                                                          -----------------        ---------------------

Total liabilities and stockholders' equity                             $            67,504      $                67,875
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
                                                                                           5,000                   -









           Note payable to a Bank, maturing August 1999, bearing interest at prime plus 1%, with monthly principal payments of $15,000, collateralized by certain fixed assets.
                                                                                             750                 840

           Note payable to an Insurance Company, maturing October 1998, bearing interest at 7.30%, with monthly payments of $32,933 including interest.
                                                                                              98                   -

           Note payable to an Insurance Company, maturing October 1999, bearing interest at 6.83%, with monthly payments of $8,622 including interest.
                                                                                             124                 170

           Installment notes and capitalized leases collateralized by certain vehicles, machinery and equipment, maturing at various dates through
           September 2000, at interest rates ranging from 3% to 9%.
                                                                                             213                 253
                                                                                ------------------      -------------
                                                                                          21,685              16,763
           Less current maturities                                                        15,469               1,373
                                                                                ------------------      -------------
           Long-term debt                                                           $      6,216          $   15,390
                                                                                ==================      =============




As of June 30, 1998, the Company was in default under its $10 million note and $5 million credit facility with PNC Bank (together, the "credit facility"). Pursuant to the terms of the credit facility, the Company covenants to maintain a net worth of $40 million (on a GAAP basis) at all times after assigning a value of $5 million to the land on which the Track is located. PNC Bank has not delivered any notice of such default. The credit facility is guaranteed by certain shareholders and related parties. The Company is attempting to negotiate a waiver of this default.



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


Liquidity and Capital Resources.

The Company's primary sources of liquidity and capital resources have been proceeds from the initial public offering of the Company's stock, long-term debt, and stockholders loans. As of June 30, 1998, the Company was in default under its $10 million note and $5 million credit facility with PNC Bank (together, the "credit facility"). Pursuant to the terms of the credit facility, the Company covenants to maintain a net worth of $40 million (on a GAAP basis) at all times after assigning a value of $5 million to the land on which the Track is located. PNC Bank has not delivered any notice of such default. The credit facility is guaranteed by certain shareholders and related parties. The Company is attempting to negotiate a waiver of this default. The Company believes that its cash on hand, cash generated from operations, a $1 million loan from a shareholder, and access to other capital and financial resources will be sufficient to cover its operating expenses and other cash requirements for 1998.


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




Item 3. Defaults Upon Senior Securities

         As of June 30, 1998, the Company was in default under its $10 million note and $5 million credit facility with PNC Bank (together, the "credit facility"). Pursuant to the terms of the credit facility, the Company covenants to maintain a net worth of $40 million (on a GAAP basis) at all times after assigning a value of $5 million to the land on which the Track is located. PNC Bank has not delivered notice of such default.

         As of September 30, 1998, the Company was in default of two additional covenants under its credit facility with PNC Bank which require the Company to maintain a ratio of Total Debt to EBITDA of no more than
1.7 to 1 and a ratio of EBITDA to Assumed Debt Service plus Capital Expenditures of at least 3.5 to 1.

         The credit facility is guaranteed by certain shareholders and related parties. The Company is attempting to negotiate a waiver of the defaults.

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

Item 5.  Other Information

An affiliate of the Company's Chairman, President and Chief Executive Officer has agreed to loan the Company $1,000,000. The loan will have a term of one year and bear interest at 8.50% payable upon maturity. The principal and accrued interest are convertible into Class A and Class B common shares of the Company at a conversion price of $1.625 per share.


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

                                       Colonial Downs Holdings, Inc.


Date: October 1, 1998                       /s/ Ian M. Stewart
                                            ------------------
                                       Ian M. Stewart, Vice President, Chief
                                        Operating Officer and Chief
                                        Financial Officer