Form 10-Q
period 1998-09-30
COLONIAL DOWNS HOLDINGS INC
filed 1998-11-17
CIK 1027430

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(Mark One)

   (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

          Class                               Outstanding at October 31, 1998

Class A Common Stock, $.01 par value                      5,000,000
Class B Common Stock, $.01 par value                      2,250,000

                 COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
                                      INDEX

                                                                     Page Number

Part I.     Financial Information

            Item 1.    Financial Statements

               Consolidated Balance Sheets --
               September 30, 1998 (unaudited) and December 31, 1997          3

               Consolidated Statements of Earnings (Loss)--
               Three and Nine Month Periods Ended
               September 30, 1998 and 1997 (unaudited)                       4

               Consolidated Statements of Cash Flows --
               Nine Months Ended September 30, 1998 and 1997 (unaudited)     5

               Notes to Consolidated Financial Statements                    6

            Item 2.    Management's Discussion and Analysis of
                       Results of Operations and Financial
                       Condition                                             9


Part II.    Other Information

            Item 1.   Legal Proceedings                                     13

            Item 3.   Defaults Upon Senior Securities                       13

            Item 6.   Exhibits and Reports on Form 8-K                      14

                          Part I. Financial Information
                 COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                              September 30, 1998         December 31, 1997
                                                              -------------------       ---------------------
Assets                                                           (unaudited)
Current assets
   Cash and cash equivalents                             $                 1,295     $                 3,348
   Horsemen's deposits                                                     2,213                       1,657
   Accounts receivable                                                       395                         293
   Prepaid expenses                                                          622                         497
   Refundable income taxes                                                    34                         218
                                                              -------------------       ---------------------
Total current assets                                                       4,559                       6,013

Property and equipment                                                    62,554                      61,275
   Less accumulated depreciation and amortization                          1,674                         660
                                                              -------------------       ---------------------
Net property and equipment                                                60,880                      60,615

Other
   Licensing costs, net of amortization                                      794                         841
   Miscellaneous                                                             304                         406
                                                              -------------------       ---------------------
Total other                                                                1,098                       1,247
                                                              -------------------       ---------------------

Total assets                                               $              66,537     $                67,875
                                                              ===================       =====================

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                        $               4,033     $                 9,276
   Accounts payable - arbitration                                          4,083                       2,402
   Accrued expenses                                                        1,166                         637
   Current maturities of long-term debt and capital
      lease obligations                                                   16,953                       1,373
   Deferred revenue                                                          205                         195
   Purses due horsemen                                                     1,915                       1,597
                                                              -------------------       ---------------------
Total current liabilities                                                 28,355                      15,480

Long-term liabilities
   Long-term debt and capital lease obligations, net
      of current maturities                                                   97                       9,890
   Notes payable - related parties                                         5,500                       5,500
   Deferred income taxes                                                      84                          84
                                                              -------------------       ---------------------
Total long-term liabilities                                                5,681                      15,474

Stockholders' equity
Common stock
   Class A, $.01 par value, 12,000,000 shares
      authorized; 5,000,000 outstanding                                       50                          50
   Class B, $.01 par value, 3,000,000 shares
      authorized; 2,250,000 shares outstanding                                22                          22
Additional paid in capital                                                37,842                      37,842
Retained earnings (deficit)                                               (5,413)                       (993)
                                                              -------------------       ---------------------
Total stockholders' equity                                                32,501                      36,921
                                                              -------------------       ---------------------

Total liabilities and stockholders' equity                 $              66,537     $                67,875
                                                              ===================       =====================

          See accompanying notes to consolidated financial statements.

                 COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                      (In thousands, except per share data)
                                   (Unaudited)


                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                        ------------------------  -----------------------
                                            1998        1997        1998         1997
                                        ----------   -----------  --------- ------------
Revenues
   Pari-mutuel and simulcasting
      commissions                         $  6,941    $  5,959    $ 20,218    $ 15,631
   Other                                       806       1,194       2,069       1,983
                                          --------    --------    --------    --------
Total revenues                               7,747       7,153      22,287      17,614
                                          --------    --------    --------    --------

Operating expenses
Direct operating expenses
   Purses, fees and pari-mutuel taxes        2,721       2,158       7,922       6,035
   Simulcast and other direct expenses       4,701       3,663      13,276       8,284
   Depreciation and amortization               411         185       1,299         392
                                          --------    --------    --------    --------
Total direct operating expenses              7,833       6,006      22,497      14,711

Selling, general and administrative
     expenses                                  941       1,262       2,770       2,145
                                          --------    --------    --------    --------
Total operating expenses                     8,774       7,268      25,267      16,856
                                          --------    --------    --------    --------

Earnings (loss) from operations             (1,027)       (115)     (2,980)        758

Other income (expense)
   Interest expense                           (528)        (32)     (1,485)       (116)
   Interest income                              14         268          45         707
                                          --------    --------    --------    --------

Earnings (loss) before income taxes         (1,541)        121      (4,420)      1,349
Income taxes                                    --          41          --         367
                                          --------    --------    --------    --------

Net earnings (loss)                       $ (1,541)   $     80    $ (4,420)   $    982
                                          ========    ========    ========    ========

Earnings per share data
   Basic and diluted earnings per share   $  (0.21)   $   0.01    $  (0.61)   $   0.16
                                          ========    ========    ========    ========

   Weighted average number of shares
       outstanding                           7,250       7,250       7,250       6,051
                                          ========    ========    ========    ========


          See accompanying notes to consolidated financial statements.

                 COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                    --------------------
                                                                                        1998        1997
                                                                                    --------    --------
Operating activities
   Net earnings (loss)                                                              $ (4,420)   $    982
   Adjustments to net earnings (loss)
       Depreciation and amortization                                                   1,299         392
       (Increase) in accounts receivable and other assets                               (180)     (1,321)
       Increase in accounts payable                                                      951       2,484
       Increase in accrued expenses and other                                            539         711
       (Decrease) in horsemen's deposits and
           purses (net)                                                                 (238)         --
                                                                                    --------    --------
Net cash (used in) provided by operating activities                                   (2,049)      3,248

Investing activities
   Purchases of property and equipment                                                (1,279)    (43,750)
   (Decrease) increase in construction payables                                       (4,512)      7,689
   Investment in other assets                                                             --        (151)
                                                                                    --------    --------
Net cash used in investing activities                                                 (5,791)    (36,212)

Financing activities
   Proceeds from long-term debt and capital leases                                     6,325       5,561
   Payments on long-term debt and capital leases                                        (538)         --
   Net proceeds from stock offering                                                       --      36,192
   Funding of purse account promissory notes                                              --      (1,546)
   Payments on stockholders' advances and notes payable                                   --      (1,638)
   Proceeds from stockholder notes payable                                                --       2,051
                                                                                    --------    --------
Net cash provided by financing activities                                              5,787      40,620
                                                                                    --------    --------

Net (decrease) increase in cash and cash equivalents                                  (2,053)      7,656

Cash and cash equivalents, beginning of year                                           3,348       1,380
                                                                                    --------    --------

Cash and cash equivalents, end of period                                            $  1,295    $  9,036
                                                                                    ========    ========

          See accompanying notes to consolidated financial statements.

                 COLONIAL DOWNS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Colonial Downs Holdings, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim reporting, with applicable reporting regulations of the Securities and Exchange Commission, and present fairly, in all material respects, the Company's financial position as of September 30, 1998 and the results of operations and the consolidated cash flows for the three and nine month periods ended September 30, 1998 and 1997. All adjustments are of a normal, recurring nature. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. At September 30, 1998, there was no material dilutive effect on earnings
     (loss) per share.

2. Long-term debt consists of the following (in thousands):


                                                                                    September 30, 1998         December 31, 1997
                                                                                  --------------------       -------------------

             Note payable to a Bank maturing June 2000, with
             two one year extensions, bearing interest at a
             variable rate (8.69% at September 30, 1998),
             with a $1,000,000 principal payment due in
             December 1998 and quarterly principal payments
             of $500,000 commencing in April 1999,
             collateralized by substantially all assets of
             the Company and guaranteed by certain shareholders
             and related parties.                                               $              10,000     $              10,000

             Convertible subordinated note payable to CD
             Entertainment, Ltd., maturing March 2000, with
             interest payable quarterly at a rate of 7.25%,
             collateralized by a second deed of trust on the
             racetrack facility.                                                                5,500                     5,500

             Line of credit facility with a Bank, maturing June
             2000, with two one year extensions, bearing
             interest at a variable rate (ranging from 8.69% to
             8.75% at September 30, 1998), collateralized by
             substantially all assets of the Company and
             guaranteed by certain shareholders and related
             parties.                                                                            5,000                       -









             Note payable to Diversified Opportunities, bearing
             interest at 8.5%, maturing August 1999, convertible
             into Class A and Class B common shares at a
             conversion price of $1.625 per share.                                               1,000                         -


             Note payable to a Bank, maturing August 1999,
             bearing interest at prime plus 1%, with monthly
             principal payments of $15,000, collateralized by
             certain fixed assets.                                                                 720                          840


             Note payable to an Insurance Company, maturing
             October 1999, bearing interest at 6.83%, with
             monthly payments of $8,622 including interest.                                        108                          170

             Installment notes and capitalized leases
             collateralized by certain vehicles, machinery and
             equipment, maturing at various dates through
             September 2000, at interest rates ranging from 3%
             to 9%.                                                                                222                          253
                                                                                    ------------------       ----------------------
                                                                                                22,550                       16,763
             Less current maturities                                                            16,953                        1,373
                                                                                    ------------------       ----------------------
             Long-term debt                                                      $               5,597  $                    15,390
                                                                                    ==================       ======================

     As of June 30, 1998, the Company was in default under its $10 million note and $5 million credit facility with PNC Bank (together, the "Credit Facility"). Pursuant to the terms of the Credit Facility, the Company covenants to maintain a net worth of $40 million (on a GAAP basis) at all times after assigning a value of $5 million to the land on which the racetrack facility is located. As of September 30, 1998, the Company was in default of two additional covenants under its Credit Facility which require the Company to maintain a ratio of Total Debt to EBITDA of no more than 1.7 to 1 and a ratio of EBITDA to Assumed Debt Service plus Capital Expenditures of at least 3.5 to 1. PNC Bank has not delivered any notice of such default. The Credit Facility is guaranteed by certain shareholders and related parties. The Company is attempting to negotiate a waiver of the defaults under the Credit Facility. A default on the Credit Facility may result in cross defaults of other obligations of the Company, including other bank loans.

3. Accounts payable--arbitration - Pursuant to the terms of the Company's construction contract with Norglass, the general contractor engaged to manage the construction of the Company's racetrack, the Company is proceeding before the American Arbitration Association ("AAA"). In the proceeding, the Company is seeking reimbursement for amounts paid directly to subcontractors as well as elimination of the mechanic's lien placed by Norglass against the Company. Approximately $1.9 million in construction costs has been included in accounts payable--arbitration at September 30, 1998 and December 31, 1997.

     In January 1998, the Company filed a demand for arbitration against Maryland-Virginia Racing Circuit, Inc. ("MVRC") before the Virginia Racing Commission, which demand was referred to an arbitrator in May 1998. In its arbitration demand, the Company is challenging the amount of a management fee claimed to be due to MVRC pursuant to a Management and Consulting Agreement dated as of April 22, 1996. At September 30, 1998 and December 31, 1997, approximately $2.2 and $.5 million, respectively, has been included in accounts payable --arbitration.

4. In November 1998, the Company entered into an agreement with the Virginia Horsemen's Benevolent and Protective Association, Inc. (the "VaHBPA") that will allow the Company to borrow up to $500,000 from the joint purse account of which the VaHBPA is a party. The loan will bear interest at the greater of the rate paid on funds in the account into which purse contributions are deposited or the Applicable Federal Rate as determined by the Internal Revenue Service. Principal and interest are due on August 31, 1999. The loan is secured by a deed of trust on the Hampton Racing Center.

5. Certain reclassifications have been made in the prior year's financial statements to conform to the September 30, 1998 presentation.

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION


Overview

Colonial Downs Holdings, Inc. (the "Company") was organized to pursue opportunities for horse racing and pari-mutuel wagering and through its subsidiaries holds the only licenses to own and operate a racetrack and racing centers ("Racing Centers") in Virginia. The Company currently operates Racing Centers in Chesapeake, Richmond, Hampton, and Brunswick, and may apply for licenses for up to two additional Racing Centers if suitable opportunities are identified. The Company recently completed its first standardbred racing meet which ran from April through July 1998 at its racetrack (the "Track") located in New Kent County, Virginia. In addition, the Company's second thoroughbred meet of twenty-five days commenced September 7, 1998 and ran through October 11, 1998, and included the inaugural Virginia Derby, a race for three-year-old thoroughbreds with a purse of $250,000. The Company will conclude its first full year of live racing in November 1998 by hosting the Breeders Crown, one of the premier North American standardbred racing events.

Results of Operations

The following table presents the major components from the Company's Consolidated Statements of Earnings (Loss) as a percent of total revenues:


                                                                     Three Months Ended               Nine Months Ended
                                                                      September 30,                     September 30,
                                                                   1998            1997              1998          1997
                                                               -------------- ---------------    ------------- -------------
Revenues:
   Pari-mutuel and simulcasting commissions                             89.6%           83.3%            90.7%         88.7%
   Other                                                                10.4            16.7              9.3          11.3
                                                               -------------- ---------------    ------------- -------------
     Total revenues                                                    100.0           100.0            100.0         100.0
Direct operating expenses:
   Purses, fees, and pari-mutuel taxes                                  35.1            30.2             35.5          34.3
   Simulcast and other direct expenses                                  60.7            51.2             59.6          47.0
   Depreciation and amortization                                         5.3             2.6              5.8           2.2
                                                               -------------- ---------------    ------------- -------------
     Total direct operating expenses                                   101.1            84.0            100.9          83.5
Selling, general, and administrative expenses                           12.1            17.6             12.4          12.1
                                                               -------------- ---------------    ------------- -------------
Total operating expenses                                               113.2           101.6            113.3          95.6
                                                               -------------- ---------------    ------------- -------------
Earnings (loss) from operations                                        (13.2)           (1.6)           (13.3)          4.4
Interest (expense) income                                               (6.6)            3.3             (6.5)          3.3
                                                               -------------- ---------------    ------------- -------------
Earnings (loss) before taxes                                           (19.8%)           1.7%           (19.8%)         7.7%
                                                              ================ ==============    ============== ============

Three months ended September 30, 1998 compared to three months ended September 30, 1997

Total revenues for the third quarter of 1998 amounted to $7.7 million, up $.5 million (8%) from $7.2 million in the third quarter of 1997. The increase was primarily attributable to $1.8 million in revenues from the operation of the Hampton and Brunswick Racing Centers which opened in December 1997, and $150,000 in harness meet revenues. These increases were offset by a $400,000 reduction in revenues at the Chesapeake Racing Center and a $1.0 million decrease in revenues from the live thoroughbred meet compared to the same period in 1997. Excluding the impact of the new Racing Centers, total revenues decreased by about $1.2 million, primarily reflecting lower attendance during the Track's second thoroughbred meet as well as the anticipated effect of the new Hampton Racing Center on the existing Chesapeake Racing Center, both of which attract customers from the Tidewater region. Although revenues from the Chesapeake facility decreased from the same period of the prior year, the combined operation of the Chesapeake and Hampton Racing Centers increased revenue in the Tidewater region by approximately $864,000.

Total operating expenses of $8.8 million for the third quarter of 1998 increased $1.5 million (21%) from $7.3 million in the third quarter of 1997. The increase primarily resulted from the operation of the Hampton and Brunswick Racing Centers ($1.7 million) in the third quarter of 1998 versus no operations in the same period of the prior year, offset by a reduction in expenses at the Chesapeake and Richmond Racing Centers.

Due to the factors discussed above, the Company incurred a loss from operations of $1.0 million compared to a loss of $115,000 in the third quarter of 1997. All Racing Centers with the exception of Brunswick operated at a profit for the third quarter of 1998. The combined earnings at the Richmond and Chesapeake Racing Centers increased by approximately $295,000 compared to the same period of the prior year. The Brunswick Racing Center operated at breakeven for the quarter and at a profit for two months of the period.

Other expenses increased to $514,000 in the third quarter of 1998 compared to income of $236,000 in the same period of the prior year. This change of $750,000 reflects the additional interest expense incurred from increased borrowings by the Company to complete construction of the Track and Hampton and Brunswick Racing Centers as well as the treatment of interest as an expense item in the third quarter of 1998 versus as a capitalizable cost of construction in the same period of the prior year. In addition, the Company earned interest on the invested initial public offering proceeds during the same period in 1997.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

Total revenues for the nine months of 1998 amounted to $22.3 million, up $4.7 million (27%) from $17.6 million for the nine months of 1997. Approximately $5.9 million of this increase was attributable to the operation of the Hampton and Brunswick Racing Centers which opened in December 1997. An additional increase of $1.6 million resulted from revenues generated from the Company's inaugural live harness racing meet held from April to July 1998. These increases were offset by $1.8 million in lower revenues at the Richmond and Chesapeake Racing Centers and $1.0 million in lower revenues from the Company's second thoroughbred meet. Although revenues from the Chesapeake facility decreased from the same period of the prior year, the combined operation of the Chesapeake and Hampton Racing Centers increased revenue in the Tidewater region by approximately $2.7 million.

Total operating expenses of $25.3 million for the nine months of 1998 increased $8.4 million (50%) from $16.9 million in the first nine months of 1997. The increase primarily resulted from live harness racing variable costs as well as fixed costs associated with the operation of the Company's racetrack ($5.4 million), which opened in September 1997, and the operation of the Hampton and Brunswick Racing Centers ($5.7 million) for the nine months of 1998 versus no operations in the same period of the prior year. Additionally, corporate overhead increased $300,000, primarily due to increased professional fees. Excluding the impact of the Track, the new Racing Centers, and increased corporate overhead, operating expenses decreased by about $2.4 million compared to the first half of 1997. This reduction is primarily due to the decrease in variable costs associated with lower handle at the Chesapeake Racing Center caused by the opening of the Hampton Racing Center as well as improved operating efficiencies.

Due to the factors discussed above, the Company incurred a loss from operations of $3.0 million compared to earnings of $758,000 in the first nine months of 1997. All Racing Centers with the exception of Brunswick operated at a profit for the first nine months of 1998. Earnings from the Richmond and Chesapeake Racing Centers increased by approximately $495,000 compared to the same period of the prior year. Operations at the Brunswick facility have improved to essentially breakeven since the operating hours were reduced in late April.

Other expenses increased to $1.4 million in the first nine months of 1998 compared to income of $591,000 in the same period of the prior year. This change of $2.0 million reflects the additional interest expense incurred from increased borrowings by the Company to complete construction of the Track and Hampton and Brunswick Racing Centers as well as the treatment of interest as an expense item in 1998 versus as a capitalizable cost of construction in the same period of the prior year. In addition, the Company earned interest on the invested initial public offering proceeds during the same period in 1997.


Liquidity and Capital Resources.

The Company's primary sources of liquidity and capital resources have been proceeds from the initial public offering of the Company's stock, long-term debt, and stockholder loans. As of June 30, 1998, the Company was in default under its $10 million note and $5 million credit facility with PNC Bank (together, the "Credit Facility"). Pursuant to the terms of the Credit Facility, the Company covenants to maintain a net worth of $40 million (on a GAAP basis) at all times after assigning a value of $5 million to the land on which the Track is located. As of September 30, 1998, the Company was in default of two additional covenants under its Credit Facility which require the Company to maintain a ratio of Total Debt to EBITDA of no more than 1.7 to 1 and a ratio of EBITDA to Assumed Debt Service plus Capital Expenditures of at least 3.5 to 1. The Credit Facility is guaranteed by certain shareholders and related parties. The Company is attempting to negotiate a waiver of the defaults as well as a waiver of its $1.0 million principal payment due in December 1998. The Company believes that its cash on hand, cash generated from operations, a $1.0 million loan from a shareholder, and access to other capital and financial resources may not be sufficient to cover its operating expenses and other cash requirements for 1998. The Company has announced that it is preparing a restructuring plan designed to address its liquidity and other financial concerns. This restructuring plan may possibly include seeking protection under Chapter 11 of the U.S. Bankruptcy Code.

Net cash used in operating activities totaled $2.0 million for the first nine months of fiscal 1998, representing a $5.2 million decrease from $3.2 million provided by operating activities in the first nine months of the prior year. The decrease primarily reflected the Company's net loss of $4.4 million in the first nine months of 1998 versus net earnings of $982,000 in the same period of the prior year.

Net cash used in investing activities totaled $5.8 million for the nine months of 1998 and included property and equipment primarily for the completion of the Track as well as the Hampton and Brunswick Racing Centers. Investing activities were comprised of $1.3 million in capital expenditures for the nine months and approximately $4.5 million related to the payment of construction payables accrued at December 31, 1997. Net cash used in investing activities in the first nine months of 1997 totaled $36.2 million, and reflected higher capital expenditures related to constructing and preparing the Track for the inaugural live meet in September 1997. The Company anticipates that its capital spending in fiscal 1998 will approximate $1.6 million.

Net cash provided by financing activities was $5.8 million for the first nine months of 1998. The Company borrowed $5 million on its line of credit facility and financed $287,000 of its insurance premiums. Additionally, a stockholder of the Company provided a $1 million loan with a term of one year, convertible into Class A and Class B common shares at a conversion price of $1.625 per share. The Company used most of its $5 million line of credit facility to pay construction payables related to the completion of the Track and Hampton and Brunswick Racing Centers as mentioned above.

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

                           Part II. Other Information


Item 1.   Legal Proceedings

         Norglass, Inc. Colonial Downs, L.P. (the "Partnership") is engaged in a contract dispute under the Construction Agreement, dated February 10, 1997 (the "Construction Contract"), between the Partnership and Norglass, Inc. ("Norglass"), the general contractor engaged to manage the construction of Colonial Downs' racetrack. Pursuant to the terms of the Construction Contract, the Partnership filed a demand for arbitration with the American Arbitration Association ("AAA") against Norglass in November, 1997 to resolve its dispute. In the proceeding, the Partnership challenges the validity of Norglass' mechanic's lien for approximately $6.5 million and asserts a damage claim against Norglass in an amount not less than $6.5 million. James Leadbetter, who owns more than 5% of the Company's outstanding stock, is a shareholder of Norglass, Inc. Hearings before the arbitration panel are scheduled to commence prior to the end of the year.

         Maryland-Virginia Racing Circuit, Inc. On January 8, 1998, Colonial Downs filed a demand for arbitration against the Maryland-Virginia Racing Circuit, Inc. ("MVRC") before the Virginia Racing Commission (the "Commission"). In its arbitration demand, Colonial Downs challenged the amount of the management fee claimed to be due by MVRC pursuant to a Management and Consulting Agreement, dated as of April 22, 1996 (the "Consulting Agreement"), between Colonial Downs and MVRC. The arbitration is based upon the fact that the demanded compensation under the Consulting Agreement has failed to consider certain changed circumstances as well as the original intent of the parties. Although the Commission initially declined Colonial Downs' request that it arbitrate the dispute, the Commission in May, 1998 appointed John H. Shenefield, the former chairman of the Commission, as the arbitrator to hear the dispute. The arbitration is proceeding and is expected to be resolved in the next 45 to 90 days.



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

         As of September 30, 1998, the Company was in default of two additional covenants under its Credit Facility which require the Company to maintain a ratio of Total Debt to EBITDA of no more than 1.7 to 1 and a ratio of EBITDA to Assumed Debt Service plus Capital Expenditures of at least 3.5 to 1.

         The Credit Facility is guaranteed by certain shareholders and related parties. The Company is attempting to negotiate a waiver of the defaults. A default on the Credit Facility may result in cross defaults of other obligations of the Company, including other bank loans.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibit:

                  Exhibit                            Description
                  -------                            -----------

                  Exhibit 10.36                      Convertible Subordinated Note,
                                                     dated August 26, 1998 in
                                                     the principal amount of
                                                     $1 million issued to CD
                                                     Entertainment Ltd.

                  Exhibit 10.37                      Deed of Trust, Assignment
                                                     of Rents and Leases, and
                                                     Security Agreement and
                                                     Assignment thereto to CD
                                                     Entertainment Ltd.


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

                                   Colonial Downs Holdings, Inc.

Date: November 16, 1998            /s/ Ian M. Stewart
                                   ------------------
                                   Ian M. Stewart, Vice President, Chief
                                   Operating Officer and Chief Financial Officer