Form 10-K
period 1998-12-31
COLONIAL DOWNS HOLDINGS INC
filed 1999-04-01
CIK 1027430

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission file number 333-18295


                         COLONIAL DOWNS HOLDINGS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

             VIRGINIA                                 54-1826807
  (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
   Incorporation or Organization)


                       10515 Colonial Downs Parkway
                            New Kent, VA  23124
                  (Address of Principal Executive Offices)

                              (804) 966-7223
             (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class on Which Registered              Name of Each Exchange
Class A Common Stock, par value $0.01 per share      NASDAQ National Market

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
  1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes[ ] No[X]

             Number of Shares of Class A Common Stock outstanding as of March 26, 1999 - 5,007,500
             Number of Shares of Class B Common Stock outstanding as of March 26, 1999 - 2,242,500

DOCUMENTS INCORPORATED BY REFERENCE - Registrant's Definitive Proxy Statement with respect to annual Shareholders' meeting to be held on July 6, 1999

                                     PART I

ITEM 1.     BUSINESS

GENERAL

     Colonial Downs Holdings, Inc., (the "Company"), a Virginia Corporation, was incorporated in 1996. The Company owns and operates, through its wholly-owned subsidiaries, Colonial Downs Racetrack (the "Track") in New Kent, Virginia, which primarily conducts pari-mutuel wagering on Thoroughbred and Standardbred horse racing. The Company also owns and operates four satellite wagering facilities ("Racing Centers"), which provide simulcast pari-mutuel wagering on Thoroughbred and Standardbred horse racing from selected racetracks through out the United States.

     The Company sends its race signal from the Track to out-of-state satellite wagering facilities and receives race signals from out-of-state racetracks. Depending upon the format permitted at each facility, patrons may participate in a commingled pool or a separate pool. In commingled pool wagering, patrons at a satellite wagering facility participate in the same pari-mutuel pool payouts as those patrons at the host facility where the race is held. In separate pool wagering, patrons at a satellite wagering facility participate in the pool generated by wagers at that facility. Under Virginia law, a majority portion of the pooled wagers is paid out as winnings, a portion is paid to the applicable local governments and the Commonwealth of Virginia, a portion is paid to the Virginia Breeders' Fund, a portion is distributed to the Track's horsemen in the form of "purses", and the remainder is retained by the wagering facility.

     The Company's revenues are comprised of (i) pari-mutuel commissions from wagering on races broadcast from out-of-state racetracks to the Company's Racing Centers and the Track using import simulcasting; (ii) wagering at the Track and the Company's Racing Centers on its live races; (iii) admission fees, program, racing form and tip sheet sales, and certain other ancillary activities; (iv) commissions from food and beverage sales and concessions; and
(v) fees from wagering at out-of-state locations on races run at the Track using export simulcasting.

STRATEGY

     The Company intends to be a leading participant in the industry by capitalizing upon its unique dirt and turf track capabilities for live racing, expanding its Racing Center network, and its alliance with Maryland Jockey Club to provide experienced management for the Track and Racing Centers.

     Track - The Track's one and a quarter mile dirt track is one of the largest tracks in the United States and its 180 foot wide mile turf track is the largest turf track in North America. These unique configurations have and are expected to attract quality horses to the Track. The Track was host to the 1998 Breeders Crown, one of the premier North American Standardbred racing events, in November 1998. The inaugural Virginia Derby, a race for three-year old thoroughbreds, was held in October 1998 on the Company's turf track. The Company intends to develop the Virginia Derby as a graded stakes race as a warm up to the Breeders' Cup. The Company believes that by hosting and creating marquee racing events, the Company will be able to improve its market visibility, attract additional patrons to the Track and its Racing Centers, and enhance its ancillary revenues from export simulcasting, corporate sponsorship, group sales events, and food and beverage sales.

     The track facility was designed to provide patrons with a pleasant atmosphere to enjoy quality horse racing. The outside grandstand area located on the first floor of the track facility has an occupancy capacity of approximately 4,000 patrons. Also located on the first floor of the track facility are two simulcast/TV amphitheaters, two covered patio-seating areas, four bars, a large concession food court, gift shop, and wagering locations with approximately sixty tellers. The Jockey Club, which is in the main grandstand area located on the third floor of the track facility, includes a full-service dining area with a seating capacity of 548 patrons, two separate
lounge areas, and additional wagering locations with 38 tellers.   The Turf
Club, a private club, as well as 10 luxury suites with skybox seating, are located on the fourth floor of the track facility.

     Racing Centers - By state law, the Company can operate up to six Racing Centers in Virginia. The Company currently operates four Racing Centers located in Richmond, Chesapeake, Hampton, and Alberta, Virginia. These Racing Centers employ state-of-the-art audio/visual technology for maintaining quality import simulcast Thoroughbred and Standardbred races from nationally known racetracks. The Racing Centers are structured to accommodate the needs of various patrons from the seasoned handicapper to the novice wagerer. The Racing Centers provide patrons with a comfortable upscale environment including a full bar and a range of restaurant services. In addition, automated wagering equipment is available to patrons in order to make wagering more user-friendly to the novice and more efficient for the expert. This automated wagering equipment, touch-screen interactive terminals and personalized portable wagering terminals, provide patrons with current odds information and enable them to place wagers and credit winning tickets to their accounts without waiting in line. Under current law, before the Company can open its last two Racing Centers, it is required to win approval through a local referendum process in the municipality in which the facility will be located. The Company intends to open the additional Racing Centers by 2003.

     Strategic Alliance - The Company entered into a Management and Consulting Agreement (the "Agreement") with Maryland Jockey Club ("MJC") to provide experienced management for the Track and Racing Centers and to create a Virginia-Maryland Thoroughbred racing circuit. Under the Agreement, Maryland Jockey Club agreed to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during the Company's live Thoroughbred meets. Parties to the Agreement also agreed to exchange simulcast signals for their live meets at no cost to either party. An amendment to the Agreement (the "Amended Agreement") was signed by both parties on January 15, 1999, which restructured among other terms, MJC's responsibilities as managers and the management fee paid to MJC. Effective July 1, 1999, MJC will have operating responsibilities for the Company's Racing Centers as well as the live Standardbred and Thoroughbred meets. Prior to the Amended Agreement, MJC agreed to manage the Company's Thoroughbred meet, and the Company agreed to reimburse MJC for the personnel it provided to manage such meet. MJC will no longer be reimbursed for expenses incurred while acting as managers of these operations. Under the Amended Agreement, the management fee incurred in 1998 was reduced, from 2% of amounts wagered at the Company's facilities (other than on live Standardbred meets conducted at the Track), and going forward, the Company will pay MJC 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia excluding certain conditions ("Handle") specified in the Amended Agreement. In addition, the Company will pay MJC an annual management fee equal to 2.0% of all Handle in excess of $75 million per calendar year. Management fees relating to the Company's new Racing Centers will increase up to 3.25% of Handle depending upon their location.

PURSE STRUCTURE

     The Company has previously taken steps to ensure competitive purses to attract quality horses at the Track by way of a guaranteed purse structure.
The Company contributed in 1998 to the thoroughbred and standardbred purse accounts, respectively, a certain percentage of all thoroughbred and standardbred wagers at its Racing Centers. The guaranteed purses are negotiated each year with the respective horsemen's groups, the Virginia Horsemen's Benevolent Protection Association ("VaHBPA") for thoroughbed and the Virginia Harness Horse Association ("VHHA") for standardbred. The agreement with the VaHBPA expired on December 31, 1998, and a new agreement has not yet been agreed upon. The Company's agreement with the VHHA expires on August 4, 1999.

     The Company's purses have been competitive with purses at racetracks in the mid-Atlantic market that conduct meets concurrently with the Company's meets, with the possible exception of Delaware Park, which has video lottery terminals ("VLTs") or slot machines. This has enabled Delaware Park to increase the purses offered. The racetrack in Charlestown, West Virginia also has recently acquired video lottery terminals and the purses it offers are expected to increase to become more competitive with those offered by the Company.

COMPETITION

     The Company competes with racetracks located outside Virginia (including several in Delaware, Maryland, New Jersey, New York, Pennsylvania, and West Virginia) and other forms of gaming, such as land-based casinos, including those in Atlantic City, and statewide lotteries in Virginia and neighboring states. The Company also faces competition from a wide range of entertainment options, including live and televised sporting events and other recreational activities such as theme parks (Kings Dominion to the northwest and Busch Gardens to the southeast). The Company believes that it can expand its patron base by establishing the Track as a tourist destination and is currently working with tour and bus companies to include the Track in their itineraries.


     The possible legalization of other forms of gaming in Virginia, such as riverboat casinos could have an adverse effect on the Company's performance. Although bills for the creation of riverboat casinos, have failed in the Virginia legislature, proponents of riverboat gaming in Virginia may continue to seek legislative approval. It is not possible, at this time, to determine if or when additional forms of gaming will be permitted in Virginia or neighboring states and, if so, the impact, if any, on the Company.

     The Company competes and will compete for wagering dollars and simulcast fees with live racing and races simulcast from racetracks in other states, particularly racetracks in neighboring states such as Charles Town in West Virginia, Pimlico Race Course, Laurel Park, and Rosecroft Raceway in Maryland, and Delaware Park in Delaware. The Company believes that the Management Agreement with MJC will promote coordination of Thoroughbred events between Maryland and Virginia. However, if the Virginia or Maryland Racing Commissions do not approve the party's proposed racing days, or if the Virginia-Maryland Thoroughbred racing circuit is otherwise unsuccessful, the Track may compete directly with Pimlico Race Course and Laurel Park in Maryland.

     The Company anticipates that it will experience adverse affects from the legalization of VLT and slot machines in neighboring states such as Delaware and West Virginia. Racetracks with VLTs and/or slot machines generally are required to devote a significant portion of VLT and/or slot machine revenues to the purses for which horses race. As a result, such racetracks may be able to offer higher purses making it difficult for the Company to attract horsemen to race at the Track.

REGULATION

     The Company's success is dependent upon continued government and public acceptance of horse racing as a form of legalized gaming. Although the Company believes that pari-mutuel wagering on horse racing will continue to be legal in Virginia, gaming has come under increasing scrutiny nationally and locally.
The United States Congress recently passed legislation creating a national gaming study commission (the "National Gaming Commission"). The National Gaming Commission has the duty to conduct a comprehensive legal and factual study of gambling in the United States and existing federal, state, and local policies and practices with respect to the legalization or prohibition of gambling activities, to formulate and propose changes in such policies and practices, and to recommend legislation and administration actions for such changes. It is not possible to predict the future impact of any such proposals on the Company and its operations. Any such proposals could have a material adverse effect on the Company's business. Opposition to the Virginia Racing Act has been unsuccessfully introduced in the Virginia legislature in the past, but additional legislative opposition may arise in the future. If the Virginia Racing Act was repealed or materially amended, such action could have a material adverse effect on the Company's business of pari-mutuel wagering.

     Virginia Racing Act - Under the Virginia Racing Act, the Virginia Racing Commission is vested with control over all aspects of horse racing with pari-mutuel wagering and the power to prescribe regulations and conditions under which such racing and wagering are conducted. The Virginia Racing Commission is responsible for, among other things, (i) conducting an annual review of the Company's Track and Racing Center licenses, (ii) annually approving the Company's proposed schedule of racing days, (iii) approving new or modified types of pari-mutuel wagering pools requested by the Company, (iv) issuing permits to all officers, directors, racing officials, and other employees of the Company, and (v) approving simulcast schedules at the Track and at the Racing Centers. The Virginia Racing Commission also has the authority to promulgate regulations pertaining to the Company's Track facilities, equipment, safety and security measures, and controls the issuing of licenses and permits for participants in pari-mutuel racing, including Company employees at the Track and at the Racing Centers. In addition, the Virginia Racing Commission must approve any acquisition or continuing ownership of a 5% or greater interest in the Company. Action by the Virginia Racing Commission that is inconsistent with the Company's business plan could have a material adverse effect on the Company.

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

     Other State and Local Regulation - The Company, the Track, and the Racing Centers are also subject to a variety of other laws and regulations, including zoning, construction, and land-use laws and the regulations of the Virginia Alcoholic Beverage Control Board. Such laws and regulations may affect the selection of Racing Center sites because of parking, traffic flow, and other similar considerations. Any interruption or termination of the Company's ability, or that of its concessionaires, to serve alcoholic beverages could have a material adverse effect on the Company.

     Federal Regulation - The Company's interstate simulcast operations are subject to the provisions of the federal Interstate Horse Racing Act, which regulates interstate off-track wagering. In order to conduct wagering on import simulcasting at the Track or any Racing Center, the Interstate Horse Racing Act requires the Company to obtain the consent of the Virginia Racing Commission, the consent of the racing commission of the state where the horse racing meet originates and the consent of the representative horsemen groups in the origination state. To conduct export simulcasting, the Company must obtain the consent of the Virginia Horseman's Benevolent and Protection Association or the Virginia Harness Horseman's Association, and the Virginia Racing Commission. Also, in the case of off-track wagering to be conducted at any of the Company's Racing Centers, the Interstate Horse Racing Act requires the Company to obtain the approval of all currently operating horse racetracks within sixty miles of the Racing Centers or if there are no currently operating tracks within sixty miles, the approval of the closest operating horse racetrack, if any, in an adjoining state. Significant delay in obtaining such consents and approvals or failure to obtain such consents or approvals could have a material adverse effect on the Company.

     Future Regulation - The Company's operations may become subject to additional regulation from any of the foregoing or from other governmental bodies. Such additional regulation could have a material adverse effect on the Company.

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

EMPLOYEES

     As of December 31, 1998, the Company had approximately 65 full time and 235 part-time employees. During the live meets, the Company employs up to 150 temporary employees. The Company considers its relations with its employees to be good.

ITEM 2.     PROPERTIES

     Information regarding the Company's facilities as of December 31, 1998 is as follows:

                                                                        Size
    Location                        Use              Leased/Owned     (Sq. FT.)
    --------                        ---              ------------    ----------
Colonial Downs Racetrack
------------------------
New Kent, VA(1)              Race Track and               Owned         152,000
                             Administrative Offices
Racing Centers
--------------
Richmond, VA                 Satellite Wagering           Owned          20,000
Chesapeake, VA               Satellite Wagering           Leased         15,000
Hampton, VA                  Satellite Wagering           Owned          13,500
Alberta, VA                  Satellite Wagering           Owned           8,000

(1) Colonial Downs Racetrack is located on approximately 345 acres of land with paved parking to accommodate over 1,825 vehicles. Additional unpaved parking is available for large and capacity crowds.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is engaged in a contract dispute under the Construction Agreement, dated February 10, 1997 (the "Construction Contract") between the Company and Norglass, Inc. ("Norglass"), a related party. Pursuant to the terms of the Construction Contract, the Company is proceeding before the American Arbitration Association ("AAA") against Norglass, the general contractor engaged to manage the construction of the Track. In the proceeding, the Company challenges the validity of Norglass's mechanic's liens for approximately $11.8 million (subsequently reduced to $6.5 million) and asserts a damage claim against Norglass in an amount not less than $7.7 million. Norglass' damage claim against the Partnership is $5.8 million as announced in a hearing on December 14, 1998. The Company is vigorously pursuing its claims against Norglass and is vigorously defending against claims for payment by Norglass under the Construction Contract. If the Company does not prevail in its claims and assuming it receives credit against Norglass's claims for the amount the Company has paid directly to subcontractors, the Company believes that its potential liability, included in accounts payable at December 31, 1998, is approximately $1.9 million in construction costs, plus interest, from a date to be established and legal fees. Additionally, it will be unable to recover approximately $3.8 million it had paid to subcontractors of Norglass.

     In connection with the dispute with Norglass, subcontractors of Norglass and parties claiming direct contracts with the Partnership and the Corporation filed mechanic's liens against the property. As of December 31, 1998, four actions remained pending. In S. W. Rodgers Company, Inc. v. Colonial Downs Holdings, Inc. and Colonial Downs, L.P. (New Kent County Circuit Court Law No. CL99-2), a contractor sought $16,909.81. A final dismissal order was entered March 18, 1999. In Baker Roofing Company v. Colonial Downs Holdings, Inc., et al. (New Kent County Circuit Court Case No. CH98-76), a roofing subcontractor seeks payment of $137,790.10 and its subcontractor in turn seeks payment of $40,541.32 in NCI Building Components v. Baker Roofing Company, et al. (New Kent County Circuit Court Case No. CH98-78). Finally, in William T. Cantrell, Inc. v. Colonial Downs Holding, Inc., Stansley Racing Corporation, and Colonial Downs, L.P., which is pending in New Kent County Circuit Court, a contractor seeks $66,094.02 for work performed at the Track. This matter is not related to the Norglass arbitration and is expected to be resolved shortly.

     On January 8, 1998, Colonial Downs filed a demand for arbitration against the Maryland-Virginia Racing Circuit, Inc. ("MVRC") and its operating entity, the Maryland Jockey Club, before the Virginia Racing Commission (the "Commission"). In its arbitration demand, Colonial Downs challenged the management fee claimed to be due by MVRC pursuant to a Management and Consulting Agreement dated as of April 22, 1996 (the "Consulting Agreement") between Colonial Downs and MVRC. The arbitration was based upon the fact that the demanded compensation under the Consulting Agreement has failed to consider certain changed circumstances as well as the original intent of the parties. The dispute was referred to an arbitrator, by the Virginia Racing Agreement
pursuant to the terms of the Management Agreement.    The Company and the
Maryland Jockey Club settled their dispute and executed an Amended and Restated Management and Consulting Agreement, dated as of January 15, 1999.

     The Company is currently appealing the February 25, 1999 ruling of the Virginia Racing Commission (the "Commission") regarding several issues relating to the award of 1999 racing dates. In its ruling, the Commission required Colonial Downs, L.P. and Stansley Racing (collectively, "Colonial Downs") to conduct 25 days of live thoroughbred racing in September-October 1999 and 30
days of standardbred racing in July-August 1999.   As a condition to the
thoroughbred racing days, the Commission ruled that Colonial Downs had to post a bond in the amount of $3.125 million by March 10, 1999, or make daily deposits beginning March 1, 1999, into a thoroughbred purse account equal to 5 1/4 percent of the amounts wagered at the Racing Centers on thoroughbred horse races. The Commission also ruled that Colonial Downs must continue to fund the standardbred purse account from July 6, 1999 through December 31, 1999 at the rate previously established by a contract between Colonial Downs and the Virginia Harness Horse Association ("VHHA").

     On March 8, 1999, Colonial Downs filed a notice of appeal of the Commission's rulings in the Circuit Court of the City of Richmond (Colonial Downs, L.P. and Stansley Racing Corp. v. Virginia Racing Commission (Case No. HK-647). On March 10, 1999, the Richmond Circuit Court entered a stay of the Commission's rulings with respect to the bond requirement and funding of the thoroughbred purse account. Finding no immediate harm to Colonial Downs from the Commission's ruling that Colonial Downs fund the standardbred purse account from July 6, 1999 through December 31, 1999, the Court concluded that a stay of that ruling was not warranted.

     Colonial Downs asserts in its appeal that (i) the Commission committed reversible error and exceeded its authority by ordering Colonial Downs to make daily deposits beginning March 1, 1999, into a thoroughbred purse account equal to 5 1/4 percent of the amounts wagered at the Racing Centers on thoroughbred horse races and by requiring Colonial Downs to continue to fund a standardbred purse account from July 6, 1999 through December 31, 1999 at the rate previously established by a contract between Colonial Downs and the VHHA; (ii) the Commission violated a bond agreement it entered into with Colonial Downs and committed reversible error by acting arbitrarily and beyond the scope of its authority through its imposition of an alternative requirement that Colonial Downs post a bond in the amount of $3.125 million by March 10, 1999; and (iii) the Commission committed reversible error and ignored the substantial evidence presented to it by arbitrarily requiring Colonial Downs to conduct 25 days of thoroughbred racing in September-October 1999 and 30 days of






<PAGE   9

standardbred racing in July-August 1999 at purse levels mandated by the Commission without regard for Colonial Downs' financial inability to conduct both meets for the durations and at the purse levels mandated by the Commission. A hearing on the matter is scheduled for April 7, 1999. If Colonial Downs does not prevail, it is unlikely that Colonial Downs will be able to immediately acquire and post a bond of $3.125 million as directed by the Commission, or alternatively, that Colonial Downs will have sufficient resources to enable it to begin immediately funding the thoroughbred purse account without having an adverse effect on the Company's cash flow.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on The NASDAQ National Market under the symbol "CDWN". The Company's stock began trading on March 18, 1997. The following table sets forth for the periods indicated the high and low closing prices per share of the Company's Common Stock as reported on The NASDAQ National Market.

                  1998 - By Quarter                    1997 - By Quarter
              1ST     2ND     3RD     4TH        1ST     2ND     3RD     4TH
            ------------------------------     ------------------------------
High Bid    $ 4.63  $ 4.38  $ 2.56  $ 1.50     $ 9.50  $ 7.88  $ 9.39  $ 7.25
Low Bid     $ 3.75  $ 2.31  $ 0.88  $ 0.38     $ 7.38  $ 6.37  $ 6.37  $ 3.50

     The closing price as of March 26, 1999 was $1.13 per share of Class A Common Stock. There are approximately 682 holders of record of Class A Common Stock on March 26, 1999.

     There is no established market for the Class B Common Stock. There are four holders of record of Class B Common Stock.

     Dividend Policy - The Company has not paid any dividends to date and does not anticipate paying any dividends on any class of its Common Stock in the foreseeable future and intends to retain earnings to finance the development and expansion of its operations. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the financial condition of the Company and general business conditions. Current debt covenants with a lender preclude the Company from declaring and paying dividends.

     On November 18, 1998, the Company received notification from The NASDAQ National Market that the Company had failed to meet certain market capitalization criteria. A hearing has been set for April 24, 1999 to determine whether the Company's common stock will be delisted from The NASDAQ National Market. The Company has compiled and submitted requested information to The NASDAQ National Market in order to remain listed.

ITEM 6.     SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data derived from the Company's financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, included elsewhere herein.

                                                   (In thousands)
                                                      Years (1)
                                  1998        1997        1996        1995        1994
                               ---------   ---------   ---------   ---------   ---------
Income Statement Data:
Total revenues                 $  29,544   $  23,647   $   8,527   $     -     $     -
Loss from operations              (3,597)       (467)       (468)       (318)        (19)
Net earnings (loss) before
 income taxes                     (5,372)         92        (645)       (320)        (19)
Net earnings (loss)               (5,288)          8        (645)       (320)        (19)

Basic and diluted
 earnings (loss) per share     $   (0.73)  $    0.01   $   (0.22)  $   (0.11)  $   (0.01)

Balance Sheet Data
 (at period end):
Working capital (deficit)      $ (14,661)  $  (9,466)  $  (5,925)  $  (1,589)  $    (669)
Total assets                      68,581      67,875      12,176       3,142         667
Current maturities of
 long-term debt                    9,184       1,373       1,685         632         671
Long-term debt excluding
 current maturities               15,008      15,390       3,491       1,548         -
Stockholder's equity              36,634      36,922         995        (325)         (4)

Cash Flow Data:
Net cash provided by (used in)
 operating activities          $  (2,289)  $   3,053   $     327   $    (160)
Net cash used in investing
 activities                       (5,884)    (48,851)     (3,999)       (920)
Net cash provided by
 financing activities              5,980      47,766       4,722       1,408

EBITDA (2)                     $  (1,995)  $     188   $    (184)  $    (315)

(1) The consolidated financial statements of the Company include entities which prior to the Reorganization effective March 12, 1997(see Note 1 to Consolidated Financial Statements) were affiliated through common ownership and control.

(2) EBITDA is defined as the sum of the Company's net earnings (loss), net interest expense, income taxes, depreciation, and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is an analysis of the financial condition and results of operations of the Company. This analysis should be read in conjunction with the Company's Financial Statements and Notes thereto, appearing elsewhere herein.

GENERAL

     The Company, through its subsidiaries, holds the only licenses to own and operate a racetrack and Racing Centers in Virginia. The Company currently operates Racing Centers in Chesapeake, Richmond, Hampton, and Alberta, Virginia, and may open two additional Racing Centers if suitable opportunities are identified.

     The Company's revenues are comprised of (i) pari-mutuel commissions from wagering on races broadcast from out-of-state racetracks to the Company's Racing Centers and the Track using import simulcasting; (ii) wagering at the Track and the Company's Racing Centers on its live races; (iii) admission fees, program, racing form and tip sheet sales, and certain other ancillary activities; (iv) commissions from food and beverage sales and concessions; and
(v) fees from wagering at out-of-state locations on races run at the Track using export simulcasting.

     The amount of revenue the Company earns from each wager depends on where the race is run and where the wagering takes place. Revenues from import simulcasting of out-of-state races and from wagering at the Track and at the Racing Centers on races run at the Track consist of the total amount wagered at the Company's facilities, less the amount paid as winning wagers. The percentage of each dollar wagered on horse races that must be returned to the public as winning wagers (typically about 79%) is legislated by the state in which a race takes place. Revenues from export Simulcasting consists of amounts payable to the Company by the out-of-state racetracks and the racing centers with respect to wagering on races run at the Track.

     The Company's revenues are heavily dependent on the operations of its Racing Centers. Revenues from the Racing Centers help support live racing at the Track. However, expenses from live racing and track operations exceeded earnings from the Racing Centers for 1998. In 1998, several key contracts were renegotiated which the Company expects will improve its profitability going forward. The Company plans to open two additional Racing Centers by 2003, which will improve the Company's earnings.

     The following table sets forth certain operating results as a percentage of total revenues for the periods indicated:

                                                        (Percentage of Net Revenues)
                                                                Fiscal Years
                                                     ----------------------------------
                                                         1998       1997       1996
                                                        ------     ------     ------
Revenues:
     Pari-mutuel and simulcasting commissions            90.5%      88.3%      92.0%
     Other                                                9.5%      11.7%       8.0%
                                                        ------     ------     ------
          Total revenues                                100.0%     100.0%     100.0%

Direct operating expenses:
     Purses, fees, and pari-mutuel taxes                 39.0%      43.0%      47.0%
     Simulcast and other direct expenses                 51.5%      37.8%      35.0%
                                                        ------     ------     ------
          Total direct operating expenses                90.5%      80.8%      82.0%
Selling, general, and administrative expenses            21.7%      21.2%      23.5%
Loss from operations                                    (12.2)%     (2.0)%     (5.5)%
Interest income (expense), net                           (6.0)%      2.4%      (2.1)%
                                                        ------     ------     ------
Earnings (loss) before taxes                            (18.2)%      0.4%      (7.6)%


COMPARISON OF FISCAL YEARS 1998 AND 1997

     Total Revenues. Total revenues in 1998 were $29.5 million, an increase of $5.9 million (24.9%) over 1997 total revenues of $23.6 million. The increase primarily reflects a full twelve month effect of the Hampton and Brunswick Racing Centers and an increase from thirty live racing days in 1997 to seventy-one days in 1998 at the Track (an increase of approximately $7.6 million) net of a decrease of revenues at the Company's other Racing Centers (a decrease of approximately $1.7 million).

     Operating Expenses. As a percentage of revenues, operating expenses increased 10.2%, from 102% in 1997 to 112.2% in 1998. The increase in operating expenses was principally attributed to the increase in simulcast and other direct expenses resulting from an increase from thirty live racing days in 1997 to seventy-one days in 1998 (approximately $2.5 million or 8.5% of 1998 revenues) and an increase in purse expense (approximately $2.0 million or 6.8% of 1998 revenues), net of a decrease in the Maryland Jockey Club management fee (from $2.7 million in 1997 to $1.1 million in 1998).

     Interest Income (Expense). Interest expense increased $1.5 million from $0.3 million in 1997 to $1.8 million in 1998. The increase in interest expense was primarily due to the increase in short-term and long-term debt from approximately $16.8 million in 1997 to $24.2 million in 1998. Also contributing to the increase in interest expense was capitalized interest of approximately $1.1 million in 1997 during construction of the Track as compared to capitalized interest of approximately $146,000 in 1998. Interest income decreased $0.8 million in 1998 as compared to 1997. Interest income earned in 1997 primarily relates to interest earned on the proceeds from the Company's initial public offering, which was used to complete construction of the Track.

     Net Loss. The net loss incurred in 1998 was $5.3 million as compared to net earnings of $7,863 in 1997, reflecting the factors described above.

COMPARISON OF FISCAL YEARS 1997 AND 1996

     Total Revenues. Total revenues in fiscal 1997 were $23.6 million, an increase of $15.1 million (177%) over fiscal 1996 revenue of $8.5 million. The increase primarily reflects the operation of the Richmond Racing Center for a full year in 1997 versus only 21 days in 1996 ($11.1 million), and the operation of the thirty day inaugural live thoroughbred meet held September-October 1997 ($3.5 million).

     Operating Expenses. Operating expenses in 1997 of $24.1 million increased $15.1 million (168%) from $9.0 million in 1996. The overall increase was primarily attributable to higher expenses ($8.6 million) resulting from a full year of operations of the Richmond Racing Center versus only twenty-one days in 1996, and the costs associated with conducting the inaugural thirty day live thoroughbred meet in 1997 ($6.1 million). Affecting the 1997 increase over 1996 operating expenses were marketing and referenda campaign costs incurred ($1.5 million) in the Company's attempt to win voter approval for additional racing centers in targeted Virginia localities and an increase in depreciation expense as a result of the completion of the Track.

     Other Income. Other income increased to $559,000 in 1997 compared to other expense of $177,000 in 1996, primarily reflecting the interest income earned on the proceeds from the Company's initial public offering in March 1997.

     Net Income. Net income increased by approximately $653,000 from a loss of $645,000 in 1996 to earnings of $7,863 for the year ended December 31, 1997, reflecting the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows. Operating activities used approximately $2.3 million of cash in 1998. The net loss adjusted for non-cash items such as depreciation, amortization, and other non-cash charges incurred was $3.8 million. Net increase in operating liabilities provided $1.5 million of cash. Investing activities utilized approximately $5.9 million of cash, principally consisting of capital expenditures. Financing activities provided approximately $6.0 million of cash, primarily from the Company's revolving line of credit and notes payable to a shareholder.

     For 1997, operating activities provided net cash of approximately $3.1 million. Net earnings adjusted for non-cash items such as depreciation, amortization, and other non-cash charges provided $0.8 million. Net increases in operating liabilities provided an additional $2.3 million. Investing activities utilized approximately $48.9 million of cash, principally consisting of $47.1 million in capital expenditures for the continued construction and completion of both the Track and the Company's new Racing Centers in Hampton and Brunswick. Financing activities provided cash of approximately $47.8 million, which consisted of a net increase in long-term borrowings of approximately $11.5 million and net proceeds from the issuance of common stock of approximately $36.3 million.

     On January 11, 1999, the Company negotiated an agreement with PNC Bank, N.A. ("PNC"), which restructured the principal payment of the Credit Agreement dated June 26, 1997. Under the agreement, in lieu of making principal payments on the due dates, the Guarantors are required to deliver to PNC, letters of credit in the face amount of future principal payments. The letters of credit shall have an expiration of July 31, 2000. A guarantor posted a $1 million letter of credit in lieu of the Company making the principal due December 31, 1998. The Company anticipates that the guarantors will post letters of credit for the principal payments due during 1999.

     On March 30, 1999, the Company obtained an amendment to the note payable with a shareholder, which deferred the due date of the note from August 26, 1999 to August 26, 2000.

     The Company's capital expenditures budget for fiscal year 1999 is $500,000. The Company expects, as a result of recent renogotiation of several vendor contracts, that cash flows from operations and the availability of other capital and financial resources will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans, and existing debt service over the 1999 fiscal year.

EFFECT OF INFLATION

     The impact of inflation on the Company's operations has not been significant in recent years. There can be no assurance, however, that a high rate of inflation in the future will not have an adverse effect on the Company's operating results.

SEASONALITY AND THE EFFECT OF INCLEMENT WEATHER

     Revenues and expenses relating to the Track may be higher during scheduled live racing than at other times of the year. In addition, weather conditions sometimes cause cancellation of outdoor horse races or curtail attendance, both of which reduce wagering. Attendance and wagering at both outdoor races and indoor Racing Centers also may be adversely affected by certain holidays and professional and college sports seasons as well as other recreational activities. Conversely, attendance and wagering may be favorably affected by special racing events which stimulate interest in horse racing, such as the Triple Crown races in May and June and the Breeders' Cup in November. As a result, the Company's revenues and net income may fluctuate from quarter to quarter. Given that a substantial portion of the Company's Track expenses are fixed, the loss of scheduled racing days could have a material adverse affect on the Company's profitability. The Company believes that simulcasting diminishes the effect of inclement weather on wagering.

IMPACT OF YEAR 2000

     The result of computer programs being written using two digits rather than four to define the applicable year is known as the "Year 2000" issue. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in similar normal business activities.

The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company is currently in the process of replacing certain hardware and software in order to be year 2000 compliant. The project is scheduled to be completed during the first half of 1999 without material costs. The Company relies significantly on the Tote system used in pari-mutuel wagering, which is provided and supported by an outside vendor. If the software changes and modifications (both internal and external) of existing software are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 130 became effective in the first quarter of 1998. The Company had no components of comprehensive
income.   SFAS No. 131 establishes new standards on reporting information about operating segments in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of the new requirements of SFAS No. 131 did not impact the Company's disclosure of segment information because the Company operates in one line of business.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS133"). SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

FORWARD LOOKING INFORMATION

     The statements contained in this report which are not historical facts, including, but not limited to, statements found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, are forward looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward looking statements in this report could differ materially from those contemplated by such forward looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the report, including without limitations the portions of such statements under the caption referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements. Such risks include but are not limited to acts by parties outside the control of the Company, including the Maryland Jockey Club, horsemen associations, and the Virginia Racing Commission, political trends, the effects of adverse general economic conditions, and governmental regulation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of the Company's debt obligations at December 31, 1998 were either fixed rate obligations or variable rate obligations which provide the Company various options in determining the rate of interest. Management therefore does not believe that the Company has any material market risk from its debt obligations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Report of Independent Auditors                                            17

Balance Sheets at year end 1998 and 1997                                  18

Statements of Operations for years ended 1998, 1997 and 1996              19

Statements of Changes in Stockholders' Equity for years
 1998, 1997 and 1996                                                      20

Statements of Cash Flows for years ended 1998, 1997 and 1996              21

Notes to Financial Statements                                             22-34

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Colonial Downs Holdings, Inc.

We have audited the accompanying balance sheets of Colonial Downs Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colonial Downs Holdings, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                           /s/ BDO Seidman, LLP

Richmond, Virginia
March 26, 1999

                        COLONIAL DOWNS HOLDINGS, INC.
                                BALANCE SHEETS
                    (In Thousands, Except Per Share Data)

                                                           December 31,  December 31,
                                                               1998         1997
                                                           -----------   -----------
                            ASSETS
Current assets:
  Cash and cash equivalents                                 $   1,155     $   3,348
  Horsemen's deposits                                             600         1,657
  Accounts receivable                                             296           293
  Prepaid expenses and other assets                               227           497
  Refundable income taxes                                         -             218
                                                             ---------     ---------
      Total current assets                                      2,278         6,013
Property, plant and equipment
  Land and improvements                                        15,581        10,581
  Buildings and improvements                                   47,363        46,903
  Equipment, furnishings, and fixtures                          3,444         2,902
  Leasehold improvements                                        1,122         1,114
                                                            ---------     ---------
                                                               67,510        61,500
  Less accumulated depreciation                                 2,186           660
                                                            ---------     ---------
      Property, plant and equipment, net                       65,324        60,840
Licensing and organization costs, net of accumulated
  amortization of $266 and $207, respectively                     772           841
Other assets                                                      207           181
                                                            ---------     ---------
Total assets                                                $  68,581     $  67,875
                                                            =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $  6,417      $ 11,678
  Purses due horsemen                                             608         1,597
  Accrued liabilities and other                                   730           831
 Current maturities of long-term debt,
   and capital lease obligations                                9,184         1,373
                                                            ---------     ---------
      Total current liabilities                                16,939        15,479
Long-term debt and capital lease obligations                    8,508         9,890
Notes payable - related parties                                 6,500         5,500
Deferred income taxes                                             -              84
                                                            ---------     ---------
      Total liabilities                                        31,947        30,953

Commitments and contingencies

Stockholders' equity
  Class A, common stock, $0.01 par value; 12,000 shares
   authorized; 5,008 and 5,000 shares issued and
   outstanding, respectively                                       50            50
  Class B, common stock, $0.01 par value; 3,000 shares
   authorized; 2,242 and 2,250 shares issued and
   outstanding, respectively                                       23            23
  Additional paid-in capital                                   42,842        37,842
  Accumulated deficit                                          (6,281)         (993)
                                                            ---------     ---------
      Total stockholders' equity                               36,634        36,922
                                                            ---------     ---------
Total liabilities and stockholders' equity                  $  68,581     $  67,875
                                                            =========     =========

    The accompanying notes are an integral part of the financial statements.

                         COLONIAL DOWNS HOLDINGS, INC.
                           STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Data)

                                                               Years Ended
                                                ----------------------------------------
                                                December 31,   December 31,   December 31,
                                                    1998          1997           1996
                                                 ----------     ----------     ----------
Revenues
  Pari-mutuel and simulcasting commissions        $ 26,737       $ 20,876       $  7,848
  Other                                              2,807          2,771            679
                                                 ----------     ----------     ----------
    Total revenues                                  29,544         23,647          8,527

Operating expenses
  Direct operating expenses
    Purses, fees, and pari-mutuel taxes             11,509         10,164          4,002
    Simulcast and other direct expenses             15,206          8,936          2,986
                                                 ----------     ----------     ----------
      Total direct operating expenses               26,715         19,100          6,988

  Selling, general, and administrative expenses      6,426          5,014          2,007
                                                 ----------     ----------     ----------
    Total operating expenses                        33,141         24,114          8,995
                                                 ----------     ----------     ----------
Loss from operations                                (3,597)          (467)          (468)
Interest expense                                    (1,825)          (278)          (183)
Interest income                                         50            837              6
                                                 ----------     ----------     ----------
Earnings (loss) before income taxes                 (5,372)            92           (645)
Provision for (benefit from) income taxes              (84)            84            -
                                                 ----------     ----------     ----------
             Net earnings (loss)                   $(5,288)      $      8       $   (645)
                                                  =========     ==========     ==========

Earnings (loss) per share data:
  Basic and diluted earnings (loss) per share      $ (0.73)      $   0.01       $  (0.22)
  Weighted average number of shares outstanding      7,250          6,318          3,000

    The accompanying notes are an integral part of the financial statements.

                            COLONIAL DOWNS HOLDINGS, INC.
                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (In Thousands)



                                       Common Stock           Additional   Retained     Total
                                 Class A          Class B      Paid-In     Earnings  Stockholders'
                              Shares  Amount   Shares  Amount  Capital    (Deficit)     Equity
                              ------  ------   ------  ------  -------    ---------   -----------
Balance at December 31,
 1995                            750   $  8     2,250   $ 23   $     1     $  (356)   $   (324)
  Conversion of shareholder
    debt to equity                -       -        -       -     1,965          -        1,965
  Net loss                        -       -        -       -        -         (645)       (645)
                              ------  ------   ------  ------  -------    ---------   ----------
Balance at December 31,
 1996                            750      8     2,250     23     1,966      (1,001)        996
  Sale of common stock         4,250     42        -       -    35,876          -       35,918
  Net earnings                    -       -        -       -        -            8           8
                              ------  ------   ------  ------  -------    ---------   ----------
Balance at December 31,
 1997                          5,000     50     2,250     23    37,842        (993)     36,922
  Conversion of Class B            8      -        (8)     -        -           -           -
  Land contribution               -       -        -       -     5,000          -        5,000
  Net loss                        -       -        -       -        -       (5,288)     (5,288)
                              ------  ------   ------  ------  -------    ---------   ----------
Balance at December 31,
 1998                          5,008   $ 50     2,242   $ 23   $42,842     $(6,281)   $ 36,634
                              ======  ======   ======  ======  =======    =========   ==========

   The accompanying notes are an integral part of the financial statements.

                             COLONIAL DOWNS HOLDINGS, INC.
                               STATEMENTS OF CASH FLOWS
                                    (In Thousands)

                                                                      Years Ended
                                                       -----------------------------------------
                                                       December 31,  December 28,  December 30,
                                                          1998         1997          1996
                                                       -----------   -----------   ------------
OPERATING ACTIVITIES
Net earnings (loss)                                     $ (5,288)    $      8      $   (645)
Adjustments to reconcile net earnings (loss) to
 net cash provided by (used in) operating activities:
  Depreciation and amortization                            1,602          655           284
  Deferred income taxes and other                            (78)          84           -
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable
    and other assets                                         470       (1,094)          (48)
  Increase (decrease) in trade accounts payable and
    accrued liabilities                                      (51)       3,459         1,074
  Decrease (increase) in horsemen's deposits
    and purses                                             1,056          (59)         (338)
                                                       -----------   -----------   ------------
Net cash provided by (used in) operating activities     $ (2,289)     $ 3,053      $    327
                                                       -----------   -----------   ------------
Investing activities:
  Capital expenditures                                    (5,884)     (47,133)       (5,771)
  Increase (decrease) in purse notes payable
    due horsemen                                             -         (1,620)        1,958
  Other                                                      -            (98)         (186)
                                                       -----------   -----------   -----------
Net cash used in investing activities                     (5,884)     (48,851)       (3,999)
                                                       -----------   -----------   -----------
Financing activities:
  Proceeds from long-term debt and capital leases          6,398       11,389            46
  Payments on long-term debt and capital leases             (418)        (216)          (11)
  Proceeds from notes payable                                -          4,612         4,988
  Payment on notes payable                                   -         (4,199)         (100)
  Increase in financing costs                                -            (70)         (201)
  Proceeds from issuance of common stock, net                -         36,250           -
                                                       -----------   -----------   -----------
Net cash provided by financing activities                  5,980       47,766         4,722
                                                       -----------   -----------   -----------
     Net change in cash and cash equivalents              (2,193)       1,968         1,050
Cash and cash equivalents, beginning of period             3,348        1,380           330
                                                       -----------   -----------   -----------
Cash and cash equivalents, end of period                $  1,155      $ 3,348      $  1,380
                                                       ===========   ===========   ==========

Supplemental Cash Flow Information:
  Supplemental disclosure of noncash investing
   and financing activities
    Land contribution                                   $  5,000     $    -        $    -
    Capital lease obligation incurred                        -            229            39
  Cash paid for interest                                   1,915        1,094            95
  Conversion of debt to equity                               -            -           1,965
  Conversion of accounts payable to long-term debt         1,450          -             -
  Cash paid for income taxes                                 -            218           -

   The accompanying notes are an integral part of the financial statements.

                        COLONIAL DOWNS HOLDINGS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 1998

1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Colonial Downs Holdings, Inc., ("Colonial"), a Virginia Corporation, was incorporated in 1996. Colonial owns and operates, through its wholly-owned subsidiaries, Colonial Downs Racetrack (the "Track") in New Kent, Virginia, which primarily conducts pari-mutuel wagering on Thoroughbred and Standardbred horse racing. Colonial also owns and operates four Racing Centers which provide simulcast pari-mutuel wagering on Thoroughbred and Standardbred horse racing from selected racetracks throughout the United States.

Principles of Consolidation

     The consolidated financial statements include the following entities of Colonial and its subsidiaries (collectively, the "Company"), which prior to the reorganization, were affiliated through common ownership and control:

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

Reorganization

     The Company's licenses to own and operate the racetrack and its racing centers ("Racing Centers") are held by the Partnership and SRC. Prior to the Reorganization (defined below), Stansley Management Corp. ("SMC") and CD Entertainment Ltd. each owned 50% of the Partnership. The ownership and operating licenses held by the Partnership and SRC are nontransferable under the Virginia Racing Act. In order to bring the licenses under the control of one entity while avoiding transfer of the licenses, CD Holdings became a holding company for the Partnership and SRC pursuant to an Agreement and Plan of Reorganization ("Reorganization"). Pursuant to the Reorganization, CD Holdings acquired, in exchange for 3,000,000 shares of its common stock, a 99% limited partner interest in the Partnership and 100% of the outstanding stock of SRC. Also, in conjunction with the Reorganization, SRC acquired a 1% general partner interest in the Partnership. The Reorganization became effective on March 12, 1997.

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     As a result of the Reorganization, the Company owns, directly, or through its wholly-owned subsidiaries, the operating licenses for the racetrack and the Chesapeake, Richmond, Hampton, and Brunswick Racing Centers; the property for the Richmond, Hampton, and Brunswick Racing Centers; the rights to apply for licenses to own and operate up to two additional Racing Centers in Virginia; the 345 acres on which the racetrack exists; and the racetrack facilities and certain related infrastructure.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all demand deposits and time deposits with original maturities of three months or less to be cash equivalents.

Capitalized Interest

     Interest in the amount of $146,000, $1,068,000 and $72,000 were capitalized during 1998, 1997 and 1996, respectively, in connection with the construction of the Track and development of the Racing Centers.

Property, Plant and Equipment

     Property, plant and equipment are stated at historical cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Estimated useful lives used for depreciation purposes are as follows:

     Land improvements                          20 to 40 years
     Building and improvements                   5 to 40 years
     Equipment, furnishings, and fixtures        2 to 20 years
     Leasehold improvements                      7 to 40 years

     Depreciation expense was $1,541,000, $534,000 and $120,000 for fiscal years 1998, 1997 and 1996, respectively.

     Costs of betterment, renewals, and major replacements are capitalized. Maintenance, repairs and minor replacements are expensed as incurred. Gains and losses from dispositions are included in the results from operations.

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Licensing Costs and Amortization

     Licensing costs, which are being amortized over a period of twenty years, consist primarily of professional fees associated with the application for the racetrack licenses and related licensing fees for the Racing Centers, which are 20 year licenses.

Revenue Recognition

     The Company primarily derives revenue from import simulcasting, which is the Company's share of wagering at its Racing Centers on races simulcasted from other racetracks. Revenue also is derived from live racing at the Track as well as export simulcasting of its live racing to other racetracks.

Horsemen's Purse and Awards

     Amounts due under agreements with the Virginia Horsemen's Benevolent and Protective Association, Inc. and the Virginia Harness Horse Association (Note
9) are accrued based on the terms of the agreements. Funds not yet remitted to the associations to satisfy the liability are held in a restricted cash account. As of December 31, 1998 and 1997 approximately $600,000 and $1,656,500, respectively, were held in the restricted cash accounts.

Long-Lived Assets

     The carrying value of long-lived assets, principally identifiable intangibles, property, plant and equipment, are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the undiscounted cash flows over the remaining amortization periods. In such a case, the carrying value of the related assets would be reduced by the estimated shortfall of discounted cash flows.

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

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

2.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Reclassifications

     Certain reclassifications have been made in the prior years' financial statements in order to conform to the December 31, 1998 presentation.

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to credit risk consist of cash equivalents, including horsemen's deposits, and accounts receivable. The Company's policy is to limit the amount of credit exposure to any one financial institution and place funds with financial institutions evaluated as being creditworthy. At December 31, 1998, the Company had cash deposits which exceeded federally insured limits by approximately $970,500.

New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 130 became effective in the first quarter of 1998. The Company had no components of comprehensive
income.   SFAS No. 131 establishes new standards on reporting information about operating segments in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of the new requirements of SFAS No. 131 did not impact the Company's disclosure of segment information because the Company operates in one line of business.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS133"). SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities (which can consist of stock options and warrants) that could share in earnings of an entity.

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

2.     MANAGEMENT AND CONSULTING AGREEMENT

     The Company entered into a Management and Consulting Agreement (the "Agreement") with Maryland Jockey Club ("MJC") to provide experienced management for the Track and Racing Centers and to create a Virginia-Maryland Thoroughbred racing circuit. Under the Agreement, Maryland Jockey Club agreed to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during the Company's live Thoroughbred meets. Parties to the Agreement also agreed to exchange simulcast signals for their live meets at no cost to either party. An amendment to the Agreement (the "Amended Agreement") was signed by both parties on January 15, 1999, which restructured among other terms, MJC's responsibilities as managers and the management fee paid to MJC. Effective July 1, 1999, MJC will have operating responsibilities for the Company's Racing Centers as well as the live Standardbred and Thoroughbred meets. MJC will no longer be reimbursed for expenses incurred while acting as managers of these operations. Under the Amended Agreement, the management fee incurred in 1998 of 2% of amounts wagered at the Company's facilities (other than on live Standardbred meets conducted at the Track), was reduced and going forward, the Company will pay MJC 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia excluding certain conditions ("Handle") specified in the Amended Agreement. In addition, the Company will pay MJC an annual management fee equal to 2.0% of all amounts wagered in excess of $75 million per calendar year. Management fees relating to the Company's new Racing Centers will increase up to 3.25% of Handle depending upon their location.

     The Agreement will remain in effect for as long as the Company owns, controls or operates the Track, not to exceed a term of 50 years. At the Company's option, the Company may terminate the agreement any time after 25 years upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination.

     Management fees incurred in 1998, 1997, and 1996 were $1.1 million, $2.7 million, and $0.7 million, respectively.

3.    LAND CONVEYANCE

     Delmarva Properties, Inc. and Chesapeake Forest Products Company (collectively "Delmarva") and the Company entered into an agreement in which Delmarva, at no cost to the Company, conveyed the land required to build the racetrack and facilities in New Kent County. The original agreement contained certain land use restrictions and a reconveyance provision. On January 14, 1999 Delmarva and the Company entered into an agreement pursuant to which Delmarva agreed to relinquish their rights to require reconveyance of the property and to execute a deed of release to such effect. Delmarva also agreed to the following additional potential uses for the land and facilities: i) performing arts center; ii) athletic training facility; or iii) hotel conference center. Additional uses for the facilities are allowed upon approval by all parties.
As of December 31, 1998, the $5.0 million estimated value of the land was recorded by the Company as a contribution to equity.

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

4.    LONG-TERM DEBT, NOTES PAYABLE-RELATED PARTIES, AND CAPITAL LEASES

     Long-Term Debt, Notes Payable-Related Parties, and Capital Leases, consisted of the following:

                                                                          December 31,
                                                                   ---------------------------
                                                                       1998          1997
                                                                   -----------    ------------
Note payable to a bank maturing June 2000, with two one year extensions, bearing interest at a variable rate (8.69% at
December 31, 1998 and 1997), quarterly principal payments of
$500,000 commencing in March 1999, collateralized by
substantially all assets, except the Racing centers, of the
Company and guaranteed by certain shareholders and related
parties                                                            $ 10,000,000   $ 10,000,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing September 2000, with interest payable quarterly at a rate of 7.25%, collateralized by a second deed of
trust on the racetrack facility                                       5,500,000      5,500,000

Note payable to a bank, maturing August 1999, bearing
interest at prime (8.5% at December 31, 1998 and 1997)
plus 1.0%, with monthly principal payments of $15,000,
collateralized by certain fixed assets                                  645,000        840,000

Note payable to an insurance company, maturing October 1999,
Bearing interest at 6.83%, with monthly payments of $8,622
including interest                                                       83,557        170,186

Installment loans and capitalized leases collateralized by
certain vehicles, machinery and equipment, maturing at
various dates through September 2000, at interest rates
ranging from 3% to 9%                                                   153,974        252,465

Note payable to Maryland Jockey Club, maturing December 2005,
Bearing interest at a rate of 7.75% payable quarterly for
the first two years and equal installments of interest and
principal to be paid over the remaining five year term of
the note                                                              1,450,000           -

Note payable under the revolving credit facility with a bank, bearing interest at a variable rate (8.65% at December
31, 1998), due June 30, 1999, collateralized by substantially all assets, except the Racing centers, of the Company and
guaranteed by certain shareholders and related parties                5,000,000           -

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing August 2000, with an interest rate of 8.5%             1,000,000           -


                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO  FINANCIAL STATEMENTS - (Continued)

4.     LONG-TERM DEBT, NOTES PAYABLE-RELATED PARTIES, AND CAPITAL LEASES -
       (CONTINUED)

                                                                          December 31,
                                                                   ---------------------------
                                                                       1998          1997
                                                                   -----------    ------------
Note payable from the Thoroughbred purse account, due
August 1999, with interest rate of 3.1%, collateralized
by the Hampton Racing Center                                            360,000           -
                                                                    -----------    -----------
                                                                     24,192,531     16,762,651
Less current maturities                                               9,184,378      1,373,059
                                                                    -----------    -----------
                                                                     15,008,153     15,389,592
Less long-term debt - related party                                   6,500,000      5,500,000
                                                                    -----------    -----------
Long-term debt, including capital lease obligations                 $ 8,508,153    $ 9,889,592
                                                                    ===========    ===========

     The terms of the $10 million bank note and revolving credit loan with the bank contain, among other provisions, affirmative and negative covenants. As of December 31, 1998, the Company was in violation of certain covenants set forth in the loan agreement. On January 11, 1999, the Company negotiated an agreement with PNC Bank, N.A. ("PNC"), which restructured the principal payment of the Credit Agreement dated June 26, 1997. Under the agreement, in lieu of making principal payments on the due dates, the Guarantors are required deliver to PNC a letter of credit in the face amount of the principal payment. The letters of credit shall have an expiration of July 31, 2000. A guarantor posted a $1 million letter of credit in lieu of the Company making the principal payment due December 31, 1998.

     Scheduled maturities of notes payable and capital lease obligations are as follows:


     1999                        $   9,184,378
     2000                           13,558,153
     2001                              290,000
     2002                              290,000
     2003 and thereafter               870,000
                                 -------------
                                 $  24,192,531
                                 =============

5.     INCOME TAXES

     Significant components of the provision for (benefit from) income taxes are as follows:

                               (In Thousands)
                           Years Ended December 31,
                          1998                 1997
                      ------------         ------------
Current:
  Federal               $    -               $    -
  State                      -                    -
                      ------------         ------------
                             -                    -

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO  FINANCIAL STATEMENTS - (Continued)

5.     INCOME TAXES - (CONTINUED)

                               (In Thousands)
                           Years Ended December 31,
                          1998                 1997
                      ------------         ------------
Deferred:
  Federal                   (57)                  57
  State                     (27)                  27
                      ------------         ------------
                            (84)                  84
                      ------------         ------------
Total                   $   (84)             $    84
                      ============         ============

Deferred income tax assets (liabilities) consist of the following:

                                                (In Thousands)
                                                 December 31,
                                            1998              1997
                                         ----------        ----------
Assets
  Net operating loss                     $   2,828         $     276
Liabilities
  Depreciation and amortization               (276)             (360)
                                         ----------        ----------
Net deferred tax asset (liability)           2,552               (84)
Valuation allowance                         (2,552)               -
                                         ----------        ----------
Deferred tax liability                   $      -          $     (84)
                                         ==========        ==========

     Income tax expense (benefit) as reported differs from the amounts computed by applying the statutory federal income tax rate to pre-tax income as follows:

                                                (In Thousands)
                                                   Year End
                                             1998            1997
                                          ----------      ----------
Income taxes at statutory rate            $  (1,798)      $      31
Increases (decreases) resulting
  from state taxes, net of federal
  income tax benefit                           (209)            (10)
Valuation allowance                           1,923             -
Campaign costs                                  -               211
Income allocable to entities prior
  to reorganization                             -              (158)
Other                                           -                10
                                          ----------      ----------
                                          $     (84)      $      84
                                          ==========      ==========

     At December 31, 1998, the Company has net operating loss carryforward of approximately $7.4 million for income tax purposes that expire in years 2012 through 2018. A valuation allowance has been recognized to reduce the deferred tax assets to amounts expected to be realized.

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO  FINANCIAL STATEMENTS - (Continued)

6.     EMPLOYEE BENEFIT PLANS

     In June 1998, the Company implemented a 401(k) Plan in which all full time and part time employees are eligible to participate after six months of employment. Employees may elect to make pre-tax contributions up to 15.0% of their annual salary or the applicable statutory maximum limits to the 401(k) Plan. The Company makes discretionary matching contributions (subject to statutory limits) in an amount equal to 10.0% of the first 6% of the employee's contribution. Company contributions are fully vested after three years of employment.

     The Company's contributions to the 401(k) Plan for the year ended December 31, 1998 were $2,400.

7.     RELATED PARTY TRANSACTIONS

     The Company had a management agreement to pay directly and indirectly to SRC and CD Entertainment Ltd. a monthly management fee of $10,000 and $5,000, respectively. The Company incurred management fees of $180,000 during the year ended December 31, 1996. Upon consummation of the Initial Public Offering, these agreements were terminated and the Company entered into a new five year consulting agreement at $75,000 per year with the Vice Chairman of the Board of Directors. Total expense under the agreement was $75,000 and $59,375 for the years ended December 31, 1998 and 1997, respectively.

     Virginia Concessions, L.L.C., ("VAC") an affiliate of a shareholder, has an agreement with the Company to manage the food and beverage concessions at the Company's Racing Centers. Under the agreement, VAC pays commissions to the Company based upon a percentage of gross sales at each Racing Center. Under the agreement, the Company earned commissions of approximately $146,500 and $89,000 for the years ended December 31, 1997 and 1996, respectively. The agreement was amended in 1998 to state that the Company receives 100% of VAC's net income or loss. In 1998, VAC incurred a loss of approximatley $7,000 (unaudited). Accounts receivable from VAC amounted to approximately $181,000 at December 31, 1998 and 1997, respectively.

     Norglass, Inc. ("Norglass"), an affiliate of a shareholder, was engaged as the general contractor to construct the Track and related facilities in New Kent County, Virginia. The original contract value with Norglass, Inc. for the facilities (which does not include approximately $8.1 million for certain equipment, furniture, fixtures, and improvements) was estimated at approximately $29.5 million. The Company is currently engaged in arbitration with Norglass regarding the construction agreement, dated February 10, 1997 (See Note 8).

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO  FINANCIAL STATEMENTS - (Continued)

7.     RELATED PARTY TRANSACTIONS - (CONTINUED)

     The Company paid and capitalized a $125,000 development fee to Premier Development Co. ("Premier"), an affiliate of a shareholder, pursuant to a 1996 agreement. On October 1, 1997, the Company entered into a new agreement with Premier to pay annual consulting fees in the amount of $226,000 through September 30, 1999. The Company paid $266,000 and $50,000 under the new agreement for the years ended December 31, 1998 and 1997, respectively.

8.     COMMITMENTS AND CONTINGENCIES

     The Company has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to the Company for all wagering held at the Company's facilities during the first six years of operations. As a part of the agreement, the Company agreed to pay the totalisator company certain percentages of the gross amounts wagered at the Track and Racing Centers, as well as a minimum of $37,500, payable annually for equipment installed at the racetrack for live race meets. In addition, the Company agreed to use certain equipment provided by the totalisator company.

     The Company has entered into agreements with a company which provides broadcasting and simulcasting equipment. The basic terms of the agreement state that the company shall provide broadcasting and simulcasting equipment at the Track and Racing Centers. Total expense incurred for totalisator and broadcasting and simulcasting equipment (excluding host fees) was approximately $1,662,000, $796,000 and $190,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

     The Company leases automobiles, building space, and certain equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $207,000, $393,000 and $144,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

     The following are the future estimated minimum commitment relating to non-cancelable operating agreements and leases:

                               Broadcasting
                               Simulcasting
                                    and
Year ended December 31,         Totalisator          Other            Total
-----------------------       ---------------     -----------    --------------
       1999                    $ 1,357,000         $ 108,500       $ 1,465,500
       2000                      1,236,000            48,800         1,284,800
       2001                      1,170,000             1,700         1,171,700
       2002                        783,000               500           783,500
                              ---------------     -----------    --------------
                               $ 4,546,000         $ 159,500       $ 4,705,500
                              ===============     ===========    ==============

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO  FINANCIAL STATEMENTS - (Continued)

8.     COMMITMENTS AND CONTINGENCIES - (CONTINUED)

     Pursuant to an agreement to provide credit support to the Company, Diversified Opportunities Group Ltd. ("Diversified"), an affiliate of a shareholder, will receive an annual fee equal to 3% of the amount of any letters of credit or guarantees provided to the Company (subject, in the case of a letter of credit, to a minimum annual fee of $50,000). The 1998 fee of $450,000 is not payable until such time that the Company has successfully opened two satellite wagering facilities in Northern Virginia. If such events do not occur by December 31, 2007, the fee will be waived in its entirety. Costs incurred under this agreement were $165,124 in 1997.

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

     On March 8, 1999, the Company filed a notice of appeal in the Circuit Court of the City of Richmond (the "Court") pertaining to the February 25, 1999 ruling of the Virginia Racing Commission regarding certain issues related to the award of 1999 racing dates and the funding of the thoroughbred and standardbred purse accounts. On March 10, 1999, the Court entered a stay of the Commission's ruling with respect to the posting of a $3.125 million bond by March 10, 1999 or making daily deposits into the thoroughbred purse account equal to 5 1/4 percent of amounts wagered on Thoroughbred races at the Racing Centers beginning March 1, 1999, (which would have an adverse effect on the Company's cashflow). A hearing on the matter is scheduled for April 7, 1999.

     Pursuant to the terms of the Construction Contract, the Company is proceeding before the American Arbitration Association ("AAA") against Norglass, the general contractor engaged to manage the construction of the Track. In the proceeding, the Company challenges the validity of Norglass's mechanic's liens for approximately $11.8 million (subsequently reduced to $6.5 million) and asserts a damage claim against Norglass in an amount not less than $7.7 million. Norglass' damage claim against the Partnership is $5.8 million as announced in a hearing on December 14, 1998. The Company is vigorously pursuing its claims against Norglass and is vigorously defending against claims for payment by Norglass under the Construction Contract. If the Company does not prevail in its claims and assuming it receives credit against Norglass's claims for the amount the Company has paid directly to subcontractors, the Company believes that its potential liability, included in accounts payable at December 31, 1998, is approximately $1.9 million in construction costs, plus interest, from a date to be established and legal fees. Additionally, it will be unable to recover approximately $3.8 million it had paid to subcontractors of Norglass.

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO  FINANCIAL STATEMENTS - (Continued)

9.     HORSEMEN'S AGREEMENT

     In 1998, the Company contributed to the thoroughbred and standardbred purse accounts, respectively, a certain percentage of all thoroughbred and standardbred wagers at its Racing Centers. The purse structures are negotiated each year with the respective horsemen's groups, the Virginia Horsemen's Benevolent Protection Association ("VaHBPA") for thoroughbed and the Virginia Harness Horse Association ("VHHA") for standardbred.

     The Company entered into agreements with the VaHBPA regarding revenue generated from pari-mutuel wagering on simulcast Thoroughbred races at all facilities owned and operated by the Company in Virginia, and simulcasting of live thoroughbred races at the racetrack. In accordance with the agreements, the Company maintains a separate joint bank account, which is classified as Horsemen's Deposits, (the "Thoroughbred Partner Account") into which the Company deposited an amount equal to 5.25% of the thoroughbred handle at each Racing Center. In addition, in accordance with the Virginia Racing Act, the Company deposits approximately 8.5% of the handle generated by live thoroughbred racing conducted at the Track. The Company also contributes 5% of net revenue derived from export simulcasting of live thoroughbred races at the Track to the Virginia Breeders Fund. Thoroughbred purse expense for 1998 and 1997 were $4.6 million and $3.2 million, respectively. The original agreement expired December 31, 1998. The Company is currently negotiating a new agreement with the VaHBPA.

     The Company entered into agreements VHHA regarding revenue generated from pari-mutuel wagering on simulcast Standardbred races at all facilities owned and operated by the Company in Virginia, and simulcasting of live races held at the racetrack. In accordance with the agreements, the Company maintains a separate joint bank account (the "Standardbred Partner Account") into which the Company deposits an amount equal to 5% of the Racing Center Standardbred handle. In addition, in accordance with the Virginia Racing Act, the Company deposits approximately 8.5% of the handle generated by live standardbred racing conducted at the Track. The Company also contributes 5% of the net revenue derived from export simulcasting of live Standardbred races at the Track to the Virginia Breeders Fund. The contract between the Company and the VHHA was amended in March 1999 to provide that the maximum standardbred purse expense for 1999 will be $1.5 million. Standardbred purse expense for 1998 and 1997 were $1.5 million and $1.0 million, respectively.

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO  FINANCIAL STATEMENTS - (Continued)


10.     STOCK OPTIONS

     In conjunction with the Reorganization and IPO, the Company implemented a stock option plan on March 31, 1997. Options granted under the plan may be either Incentive Stock Options or Non-qualified Stock Options, based on the discretion of the Board of Directors. The maximum aggregate number of shares which may be optioned and sold under the plan is 300,000 shares of Class A Common Stock. The exercise price per share for Incentive Options will be no less than the fair value of the stock at the grant date. The exercise of Non-qualified Options is determined by the Board of Directors on the grant date. The term of the plan is ten years. On December 15, 1998, 96,000 granted and outstanding options were repriced from $9.50 per share to $1.00 per share.

                                 Weighted
                                 Average
                                 Exercise       Available       Options        Vested and
                                  Price         For Grant     Outstanding     Exercisable
                               -----------     -----------   -------------   --------------
Balance at March 31, 1997        $   -           300,000            -               -
Granted                             9.86        (242,000)        242,000            -
Forfeited                            -            50,000         (50,000)           -
                               -----------     -----------   -------------   --------------
Balance at December 31, 1997        9.86         108,000         192,000            -
Granted                             1.00         (79,000)         79,000            -
Forfeited                            -            26,000         (26,000)           -
Vested                               -              -               -             60,000
                               -----------     -----------   -------------   --------------
Balance at December 31, 1998     $  3.69          55,000         245,000          60,000
                               ===========     ===========   =============   =============

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 establishes alternative methods of accounting and disclosure for employee stock-based compensation arrangements. The Company has elected to use the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, for stock options granted to the Company's employees. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant.

     If the accounting provisions of SFAS 123 had been adopted, the effect on 1998 and 1997 earnings would have been as follows (In Thousands, Except Per Share):

                                               1998             1997
                                          -------------    --------------
Net earnings (loss):
   Reported                                 $   (5,288)       $        8
   Proforma                                     (5,299)             (126)
Basic and diluted earnings (loss)
 per share:
   Reported                                  $   (0.73)       $     0.01
   Proforma                                      (0.73)            (0.02)

     For purposes of computing the proforma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 50%, risk-free interest rate of 5.04% and expected lives of three to ten years. Substantially all options become vested and exercisable evenly over a five year period. The weighted average fair value of options granted and outstanding at December 31, 1998 was $1.47.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on July 6, 1999. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by their Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on July 6, 1999. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by their Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on July 6, 1999. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by their Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement with respect to the Company's Annual Meeting of Shareholders to be held on July 6, 1999. Such proxy statement shall be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by their Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.    Financial Statements
             Included in Part II of this report:

                Report of Independent Auditors

                Balance Sheets at fiscal year end 1998 and 1997

                Statements of Operations for fiscal years 1998, 1997 and 1996

                Statements of Changes in Stockholder's Equity for fiscal years 1998, 1997 and 1996

                Statements of Cash Flows for fiscal years 1998, 1997 and 1996

                Notes to Financial Statements

       2.    Financial Statement Schedule
             Included in Part IV of this report:

                  All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

       3.    Exhibits

              2.1   Agreement and Plan of Reorganization (1)
              3.1 Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc. (1)
              3.2 Amended and Restated By-laws of Colonial Downs Holdings, Inc. (1)
              4.1 Stock Certificate representing Colonial Downs Holdings, Inc. Common Stock (1)
             10.1   Management and Consulting Agreement (1)
             10.2   Amended and Restated Performance Guarantee Agreement (1)
             10.3   Form of Deed for Track site (1)
             10.4   Construction Agreement (1)
             10.5   Development Agreement (1)
             10.6   Hubbing Agreement (1)
             10.7   VHHA Simulcast Wagering Agreement (1)
             10.8   VaHBPA Simulcast Wagering Agreement (1)
             10.9   Form of Convertible Subordinated Note (1)
            10.10   Forms of Employment Agreements (1)
            10.11   Form of Stansley Racing Agreement (1)
            10.12   Amended and Restated Promissory Note to CD Entertainment
                    Lt. (1)
            10.13   Agreement for Interim Financing (1)

            10.14   Registration Rights Agreement (1)
            10.15   Not used (1)
            10.16   Form of 1997 Stock Option Plan (1)
            10.17   Agreement for Provision of Credit (1)
            10.18   Management Agreement between Colonial Downs, L.P.
                    and Virginia Concessions, L.L.C.  (2)
            10.19   Construction Loan Agreement between Colonial Downs,
                    L.P. and PNC Bank, N.A. (2)
            10.20   Revolving Line of Credit Agreement (2)
            10.21   Deed of Trust Note (2)
            10.22   Revolving Line of Credit Note (2)
            10.23   Deed of Trust and Security Agreement (2)
            10.24   Assignment of Leases and Rents (2)
            10.25 Agreement of Guaranty and Suretyship (Completion) between Stansley Racing Corp. and PNC Bank, N.A. (2)
            10.26   Agreement of  Guaranty and Suretyship (Completion) between
                    Colonial Downs, Holdings, Inc. and PNC Bank, N.A.
            10.27   Agreement of Guaranty and Suretyship (Payment), between
                    Stansley Racing Corp. and PNC Bank, N.A. (2)
            10.28 Agreement of Guaranty and Suretyship (Payment), between Colonial Downs Holdings, Inc. and PNC Bank, N.A. (2)
            10.29   Promissory Note payable to Citizens and Farmers Bank (3)
            10.30   Business Loan Agreement between the Company, the
                    Partnership, and Citizens and Farmers Bank (3)
            10.31   Commercial Security Agreement among the Company, the
                    Partnership, and Citizens and Farmers Bank (3)
            10.32   Subordinated Agreement (Lighting) among the Company, CD
                    Entertainment, the Partnership, and David F. Belkowitz and James W. Theobold (3)
            10.33 Employment Agreement dated June 23, 1997 between the Company and Ian M. Stewart (3)
            10.34 Souvenir and Gift Concessions Agreement dated August 1, 1997, by and between the Partnership, and Stansley Racing Corp., and Colonial Gifts and Sportswear, Inc. (4)
            10.35 First Amendment to Deed of Trust Note and Construction Loan Agreement dated as of February 27, 1998, between Colonial Downs, L.P., and PNC Bank, N.A. (5)
            10.36 Convertible Subordinated Note, dated August 26, 1998 in the principal amount of $1.0 million issued to CD Entertainment Ltd. (6)
            10.37 Deed of Trust, Assignment of Rents and Leases, and Security Agreement and Assignment thereto to CD Entertainment Ltd.
                    (6)
            10.38 Amended and Restated Management and Consulting Agreement and Addendum between the Company and Maryland-Virginia Racing Circuit, Inc., dated January 15, 1999
            10.39 Agreement between Delmarva Properties, Inc. and the Company dated January 15, 1999

             10.40   Forbearance Agreement dated January 11, 1999 between the
                     Company and PNC Bank, N.A.
              21.1   Subsidiaries of the Registrant (1)
              24.1   Power of Attorney (1)
                27   Financial Data Schedule

     (1) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 333-18295).
     (2) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-Q, dated August 14, 1997.
     (3) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-Q, dated September 14, 1997.
     (4) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-K, dated March 30, 1998.
     (5) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-Q, dated May 15, 1998.
     (6) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-Q, dated November 16, 1997.

(b)    Reports on Form 8-K
       Colonial Downs Holdings, Inc. filed a Current Report on Form 8-K dated October 26, 1998 reporting, under Item 5, "Strategic Financial Plan"

                               SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COLONIAL DOWNS HOLDINGS, INC.

                                    By: /s/ Ian M. Stewart
                                    ---------------------------------
                                    Ian M. Stewart, President
                                    and Chief Financial Officer
                                    March 31, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/     Jeffrey P. Jacobs                        /s/    Robert H. Hughes
-------------------------                        -----------------------
Jeffrey P. Jacobs, Chief Executive Officer,      Robert H. Hughes,
Chairman of the Board, Director                  Director
March 31, 1999                                   March 31, 1999


/s/     Arnold W. Stansley                       /s/    David Grunenwald
--------------------------                       -----------------------
Arnold W. Stansley,                              David Grunenwald,
Director                                         Director
March 31, 1999                                   March 31, 1999

/s/     William J. Koslo                         /s/    Patrick J. McKinley
------------------------                         --------------------------
William J. Koslo, Jr.,                           Patrick J. McKinley,
Director                                         Director
March 31, 1999                                   March 31, 1999

/s/     Stephen D. Peskoff
--------------------------
Stephen D. Peskoff,
Director
March 31, 1999