Form 10-Q
period 1999-03-31
COLONIAL DOWNS HOLDINGS INC
filed 1999-05-19
CIK 1027430

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 1999

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

             Number of Shares of Class A Common Stock outstanding as of May 13, 1999 - 5,007,500
             Number of Shares of Class B Common Stock outstanding as of May 13, 1999 - 2,242,500

                          COLONIAL DOWNS HOLDINGS, INC.
                                     INDEX


                                                                   Page
PART I.   FINANCIAL STATEMENTS AND NOTES                           Number
                                                                   ------
      Item 1.   Financial Statements and Notes                      3

      Item 2.   Management's Dicussion and Analysis of
                Financial Condition and Results of Operations       9

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings                                   14

      Item 6.   Exhibits and Reports on Form 8-K                    15

                        COLONIAL DOWNS HOLDINGS, INC.
                                BALANCE SHEETS
                    (In Thousands, Except Per Share Data)

                                                           (Unaudited)
                                                            March 31,    December 31,
                                                               1999         1998
                                                           -----------   -----------
                            ASSETS
Current assets:
  Cash and cash equivalents                                 $   1,498     $   1,155
  Horsemen's deposits                                           1,011           600
  Accounts receivable                                             149           296
  Prepaid expenses and other assets                               317           227
                                                            ---------     ---------
      Total current assets                                      2,975         2,278
Property, plant and equipment
  Land and improvements                                        15,449        15,581
  Buildings and improvements                                   48,292        47,363
  Equipment, furnishings, and fixtures                          2,749         3,444
  Leasehold improvements                                        1,122         1,122
                                                            ---------     ---------
                                                               67,612        67,510
  Less accumulated depreciation                                 2,579         2,186
                                                            ---------     ---------
      Property, plant and equipment, net                       65,033        65,324
Licensing and organization costs, net of accumulated
  amortization of $277 and $266, respectively                     761           772
Other assets                                                      360           207
                                                            ---------     ---------
Total assets                                                $  69,129     $  68,581
                                                            =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $  5,715     $   6,417
  Purses due horsemen                                           1,144           608
  Accrued liabilities and other                                 1,022           730
 Current maturities of long-term debt
   and capital lease obligations                                9,207         9,184
                                                            ---------     ---------
      Total current liabilities                                17,088        16,939
Long-term debt and capital lease obligations                    8,393         8,508
Notes payable - related parties                                 6,500         6,500
                                                            ---------     ---------
      Total liabilities                                        31,981        31,947

Commitments and contingencies

Stockholders' equity
  Class A, common stock, $0.01 par value; 12,000 shares
   authorized; 5,008 shares issued and outstanding                 50            50
  Class B, common stock, $0.01 par value; 3,000 shares
   authorized; 2,242 shares issued and outstanding                 23            23
  Additional paid-in capital                                   42,842        42,842
  Accumulated deficit                                          (5,767)       (6,281)
                                                            ---------     ---------
      Total stockholders' equity                               37,148        36,634
                                                            ---------     ---------
Total liabilities and stockholders' equity                  $  69,129     $  68,581
                                                            =========     =========

    The accompanying notes are an integral part of the financial statements.

                         COLONIAL DOWNS HOLDINGS, INC.
                           STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Data)

                                                             (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                         1999           1998
                                                      ----------     ----------
Revenues
  Pari-mutuel and simulcasting commissions             $  6,622       $  6,444
  Other                                                     402            328
                                                      ----------     ----------
    Total revenues                                        7,024          6,772

Operating expenses
  Direct operating expenses
    Purses, fees, and pari-mutuel taxes                   2,013          3,193
    Simulcast and other direct expenses                   2,331          2,592
                                                      ----------     ----------
      Total direct operating expenses                     4,344          5,785

  Selling, general, and administrative expenses           1,521          1,495
                                                      ----------     ----------
    Total operating expenses                              5,865          7,280
                                                      ----------     ----------
Earnings (loss) from operations                           1,159           (508)
Interest expense, net                                      (644)          (444)
                                                      ----------     ----------
Earnings (loss) before income taxes                         515           (952)
Provision for (benefit from) income taxes                    -              -
                                                      ----------     ----------
             Net earnings (loss)                       $    515       $   (952)
                                                      ==========     ==========

Earnings (loss) per share data:
  Basic and diluted earnings (loss) per share          $   0.07       $  (0.13)
  Weighted average number of shares outstanding           7,250          7,250

    The accompanying notes are an integral part of the financial statements.

                             COLONIAL DOWNS HOLDINGS, INC.
                               STATEMENTS OF CASH FLOWS
                                    (In Thousands)

                                                                      (Unaudited)
                                                                  Three Months Ended
                                                                March 31,     March 31,
                                                                  1999          1998
                                                               -----------   -----------
OPERATING ACTIVITIES
Net earnings (loss)                                             $    515      $   (952)
Adjustments to reconcile net earnings (loss) to
 net cash provided by (used in) operating activities:
  Depreciation and amortization                                      405           516
Changes in operating assets and liabilities:
  Increase in accounts receivable and other assets                   (98)         (310)
  Decrease in trade accounts payable                                (311)         (281)
  Decrease (increase) in horsemen's deposits                        (411)           50
  Increase in amounts due horsemen and accrued liabilities           829           354
                                                               -----------   -----------
Net cash provided by (used in) operating activities                  929          (623)
                                                               -----------   -----------
INVESTING ACTIVITIES:
  Capital expenditures                                              (102)         (610)
  Decrease in construction payables                                 (391)       (4,256)
                                                               -----------   -----------
Net cash used in investing activities                               (493)       (4,866)
                                                               -----------   -----------
FINANCING ACTIVITIES:
  Proceeds from long-term debt, capital leases, and other             96         4,628
  Payments on long-term debt and capital leases                     (189)         (177)
                                                               -----------   -----------
Net cash provided by (used in) financing activities                  (93)        4,451
                                                               -----------   -----------
     Net change in cash and cash equivalents                         343        (1,038)
Cash and cash equivalents, beginning of period                     1,155         3,348
                                                               -----------   -----------
Cash and cash equivalents, end of period                        $  1,498      $  2,310
                                                               ===========   ===========

   The accompanying notes are an integral part of the financial statements.

                        COLONIAL DOWNS HOLDINGS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 1998 of Colonial Downs Holdings, Inc. (the "Company") included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

     In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations and its cash flows for the respective three month periods ended March 31, 1999 and 1998. Interim results for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 1999.

     Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities (which can consist of stock options and warrants) that could share in earnings of an entity.

     Certain reclassifications have been made in the prior years' financial statements in order to conform to the March 31, 1999 presentation.

4.    LONG-TERM DEBT, NOTES PAYABLE-RELATED PARTIES, AND CAPITAL LEASES

     Long-Term Debt, Notes Payable-Related Parties, and Capital Leases, consisted of the following:

                                                                    March 31,    December 31,
                                                                       1999          1998
                                                                   -----------   -------------
Note payable to a bank maturing June 2000, with two one year extensions, bearing interest at a variable rate (8.69% at
March 31, 1999), quarterly principal payments of
$500,000 commencing in March 1999, collateralized by
substantially all assets, except the Racing Centers, of the
Company and guaranteed by certain shareholders and related
parties                                                            $ 10,000,000   $ 10,000,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing September 2000, with interest payable quarterly at a rate of 7.25%, collateralized by a second deed of
trust on the racetrack facility                                       5,500,000      5,500,000

                        COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                               (Unaudited)

2.   LONG-TERM DEBT, NOTES PAYABLE-RELATED PARTIES, AND CAPITAL LEASES -
     (CONTINUED)

                                                                    March 31,    December 31,
                                                                   -----------   -------------
Note payable to a bank, maturing August 1999, bearing
interest at prime plus 1.0% (8.75% at March 31, 1999),
with monthly principal payments of $15,000, collateralized
by certain fixed assets                                                600,000        645,000

Note payable to an insurance company, maturing October 1999, bearing interest at 6.83%, with monthly payments of $8,622
including interest                                                      58,977         83,557

Installment loans and capitalized leases collateralized by
certain vehicles, machinery and equipment, maturing at
various dates through September 2000, at interest rates
ranging from 3% to 9%                                                  130,376        153,974

Note payable to Maryland Jockey Club, maturing December 2005, bearing interest at a rate of 7.75% payable quarterly for
the first two years and equal installments of interest and
principal to be paid over the remaining five year term of
the note                                                             1,450,000      1,450,000

Note payable under the revolving credit facility with a bank, bearing interest at a variable rate (8.65% at March
31, 1999), due June 30, 1999, collateralized by substantially all assets, except the Racing Centers, of the Company and
guaranteed by certain shareholders and related parties               5,000,000      5,000,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing August 2000, with an interest rate of 8.5%            1,000,000      1,000,000

Note payable from the thoroughbred purse account, due
August 1999, with interest rate of 5.48%, collateralized
by the Hampton Racing Center                                           360,000        360,000
                                                                   -----------    ------------
                                                                    24,099,353     24,192,531
Less current maturities                                              9,206,650      9,184,378
                                                                   -----------    ------------
                                                                    14,892,703     15,008,153
Less long-term debt - related party                                  6,500,000      6,500,000
                                                                   -----------    ------------
Long-term debt, including capital lease obligations                $ 8,392,703    $ 8,508,153
                                                                   ===========    ===========

                       COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)

3.   COMMITMENTS AND CONTINGENCIES

     Pursuant to the terms of the contract (the "Construction Contract") between Colonial Downs and Norglass, Inc., the Company is proceeding before the American Arbitration Association ("AAA") against Norglass, the general contractor engaged to manage the construction of the Track. In the proceeding, the Company challenges the validity of Norglass's mechanic's liens for approximately $11.8 million (subsequently reduced to $6.5 million) and asserts a damage claim against Norglass in an amount not less than $7.7 million. Norglass' damage claim against Colonial Downs, L.P. presented during the arbitration hearing is $4.1 million. The Company is vigorously pursuing its claims against Norglass and is vigorously defending against claims for payment by Norglass under the Construction Contract. Evidence before the AAA panel concluded in April, and the parties are preparing final briefs for submission to the panel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

     The Company, through its subsidiaries, holds the only licenses to own and operate a racetrack (the "Track") and Racing Centers in Virginia. The Company currently operates Racing Centers in Chesapeake, Richmond, Hampton, and Alberta, Virginia, and may open two additional Racing Centers if suitable opportunities are identified and referenda are passed.

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

     The following table sets forth certain operating results as a percentage of total revenues for the periods indicated:

                                                        (Percentage of Net Revenues)
                                                                 March 31,
                                                        ----------------------------
                                                             1999           1998
                                                        ------------    ------------
Revenues:
     Pari-mutuel and simulcasting commissions               94.3%           95.2%
     Other                                                   5.7%            4.8%
                                                         --------        --------
          Total revenues                                   100.0%          100.0%

Direct operating expenses:
     Purses, fees, and pari-mutuel taxes                    28.7%           47.2%
     Simulcast and other direct                             33.2%           38.2%
                                                         --------        --------
          Total direct operating expenses                   61.9%           85.4%
Selling, general, and administrative expenses               21.6%           22.1%
                                                         --------        --------
Earnings (loss) from operations                               16.5%          (7.5)%
Interest income (expense), net                             (9.2)%          (6.6)%
                                                         --------        --------
Earnings (loss) before taxes                                 7.3%         (14.1)%


     Total Revenues. Total revenues for the first quarter of 1999 increased $252,000 or 3.7% to $7,024,000 from $6,772,000 for the same period of the prior year. The net increase in total revenues primarily reflects increases at the Chesapeake, Richmond, and Alberta Racing Centers, offset by slight decreases at the Hampton Racing Center and the Track. Through effective advertising campaigns, the Company was able to increase business at the Chesapeake, Richmond, and Alberta Racing Centers (Alberta's revenues increased despite the reduction of days of operation from seven to five days per week) and minimized the loss of business at the Hampton Racing Center, the newest Racing Center. A new Racing Center tends to lose some of its novice patrons as it continues to develop its customer base. In the first quarter of 1999, the Track facility was not opened for simulcast wagering as it was in the first quarter of the prior year, resulting in a decrease in revenues at the Track.

     Direct Operating Expenses. As a percentage of revenues, direct operating expenses decreased 21.6%, from 85.5% for the first quarter of 1998 to 61.9% for the first quarter of 1999. The decrease in operating expenses was principally attributed to decreases in purse expense, fees, and simulcast and other direct expenses. The Company guaranteed a minimum thoroughbred purse of $4.5 million in 1998. Currently, the Company has budgeted a total of $3.1 million for live racing related expenses for 1999, of which $2.1 million will be expensed in 1999. Purse expense for the first quarter of 1999 was approximately $860,000 less than the same period in 1998 or 60% of the decrease in direct operating expenses. The remaining $1.0 million of 1999 racing related expenses are expected to be paid from funds already on deposit and the repayment of a loan from the thoroughbred purse account. The decrease in fees and parimutuel taxes was primarily a result of the Company's success in negotiating an amendment to its Management and Consulting Agreement with Maryland-Virginia Racing Circuit, Inc., a subsidiary of the Maryland Jockey Club. Savings as a result of this amendment accounted for approximately $200,000 or 14% of the decrease in direct operating expenses. The decrease in simulcast and other direct expenses was a result of the implementation of cost saving measures, personnel reduction, and improvements in operating efficiencies (approximately $200,000 or 14% of the decrease in direct operating expenses).

     Selling, General and Administrative Expenses (SG&A). As a percentage of revenues, SG&A decreased 0.5%, from 22.1% for the first quarter of 1998 to 21.6% for the first quarter of 1999. The decrease in SG&A as a percentage of sales was primarily due to the implementation of cost saving measures, personnel reduction, and improvements in operating efficiencies offset by an increase in legal fees of approximately $300,000 relating to the Norglass arbitration (see footnote 3 to the Financial Statements).

     Interest Expense, Net. Interest expense, net of interest income, Increased $200,000 in the first quarter of 1999 to $644,000 from $444,000 for the same period of the prior year. The increase in interest expense was primarily a result of higher levels of debts ($24.1 million in the first quarter of 1999 compared to $21.2 million for the same period of the prior year).

     Net Earnings. Net earnings for the first quarter of 1999 was $515,000 compared to net loss of $952,000 for the corresponding period of the prior fiscal year. The increase in net earnings was primarily a result of the factors discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

     Cash Flows. For the three months ended March 31, 1999, operating activities provided approximately $929,000 of cash. The net earnings adjusted for non-cash items such as depreciation and amortization provided $920,000. Increase in accounts receivable and other assets and reduction of accounts payable utilized $409,000 of cash. Funding of horsemen's deposits and purses utilized $411,000 of cash and accruals for increases in amounts due horsemen and accrued liabilites provided $829,000 of cash. Investing activities utilized approximately $493,000 of cash, principally consisting of reduction of construction payables and capital expenditures. Financing activities utilized $93,000 of cash, primarily from principal payments on long-term debt.

     EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. The Company's EBITDA for the first three months of fiscal year 1999 and 1998 was $1.6 million and $8,000, respectively. The increase in EBITDA is primarily due to higher income before interest and income taxes due to the changes in revenues, operating expenses and selling, general and administrative expenses discussed in "Results of Operations" above, including a reduction in purse expenses of approximately $860,000. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, and depreciation and amortization.

     On January 11, 1999, the Company negotiated an agreement with PNC Bank, N.A. ("PNC"), which restructured the principal payment of the Credit Agreement dated June 26, 1997. Under the agreement, in lieu of making principal payments on the due dates, the guarantors are required to deliver to PNC, letters of credit in the face amount of future principal payments. The letters of credit shall have an expiration date of July 31, 2000. A guarantor posted letters of credit in the amounts of $1 million and $500,000 in lieu of the Company making the principal payment due December 31, 1998 and March 31, 1999, respectively. The Company anticipates that the guarantors will post letters of credit for the principal payments due during 1999.

     The Company entered into a Management and Consulting Agreement (the "Agreement") with Maryland-Virginia Racing Circuit, Inc., a subsidiary of the Maryland Jockey Club ("MJC"), to provide management for the Track and Racing Centers and to create a Virginia-Maryland Thoroughbred racing circuit. Under the Agreement, Maryland Jockey Club agreed to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during the Company's live Thoroughbred meets. Parties to the Agreement also agreed to continue to exchange simulcast signals for their live meets at no cost to either party. An amendment to the Agreement (the "Amended Agreement") was signed by both parties on January 15, 1999, which restructured among other terms, MJC's responsibilities as managers and the management fee paid to MJC. Effective May 1, 1999, MJC assumed management responsibility for the Standardbred meet that commences May 31, 1999. Effective July 1, 1999, MJC will have operating responsibilities for the Company's Racing Centers as well as the live Standardbred and Thoroughbred meets. Under the prior agreement, MJC agreed to manage the Company's Thoroughbred meet, and the Company agreed to reimburse MJC for the personnel it provided to manage such meet. MJC will no longer be reimbursed for expenses incurred while acting as managers of these operations. Under the Amended Agreement, the management fee incurred in 1998 was reduced from 2% of amounts wagered at the Company's facilities (other than on live Standardbred meets conducted at the Track), to 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia excluding certain conditions ("Handle") specified in the Amended Agreement. In addition, the Company will pay MJC an annual management fee equal to 2.0% of all Handle in excess of $75 million per calendar year. Management fees relating to the Company's new Racing Centers in certain locations will increase up to 3.25% of Handle.

     On March 16, 1999, the Company amended its agreement with Virginia Harness Horse Association, the representative group of Virginia Standardbred horsemen. The amendment provides for 30 days of live racing in 1999, rather than 50 days. Purse contributions by the Company are expected to be approximately $1.5 million rather than $2.5 million provided in the original agreement. Amounts generated from handle at the Racing Centers that result in purse contributions in excess of $1.5 million will be carried over to purses for future Standardbred race meetings. The Company and the VHHA are taking several steps to minimize losses during the harness meet. These steps include racing on Monday, Tuesday, and Wednesday afternoons in order to attempt to maximize simulcast sales and opening only the 1st and 4th levels of the grandstand to the public.

     On March 31, 1999, the Company obtained amendments to two notes payable with a shareholder, which deferred the due date of the notes from March 31, 2000 to September 30, 2000 and from August 26, 1999 to August 26, 2000.

     The Company expects, as a result of the implementation of operating efficiencies and the recent renegotiations of the MJC and VHHA contracts, that cash flows from operations and the availability of other capital and financial resources will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans, and existing debt service over the 1999 fiscal year.

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

IMPACT OF YEAR 2000

     The result of computer programs being written using two digits rather than four to define the applicable year is known as the "Year 2000" issue. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This computer mistake could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in similar normal business activities.

     The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company is currently in the process of replacing certain hardware and software in order to be year 2000 compliant. The project is scheduled to be completed during the first half of 1999 without material costs. The Company relies significantly on the totalisator system used in pari-mutuel wagering, which is provided and supported by an outside vendor and the year 2000 is a concern. If the software changes and modifications (both internal and external) of existing software are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

PART II - OTHER INFORMAION

Item 1.  LEGAL PROCEEDINGS

     The Company appealed the February 25, 1999 ruling of the Virginia Racing Commission (the "Commission") regarding several issues relating to the award of 1999 racing dates. In its ruling, the Commission required Colonial Downs, L.P. and Stansley Racing (collectively, "Colonial Downs") to conduct 25 days of live thoroughbred racing in September-October 1999 and 30 days of Standardbred racing
in July-August 1999.   As a condition to the thoroughbred racing days, the
Commission ruled that Colonial Downs had to post a bond in the amount of $3.125 million by March 10, 1999, or make daily deposits beginning March 1, 1999, into a thoroughbred purse account equal to 5 1/4 percent of the amounts wagered at the Racing Centers on thoroughbred horse races. The Commission also ruled that Colonial Downs must continue to fund the Standardbred purse account from July 6, 1999 through December 31, 1999 at the rate previously established by a contract between Colonial Downs and the Virginia Harness Horse Association ("VHHA").

     On March 8, 1999, Colonial Downs filed a notice of appeal of the Commission's rulings in the Circuit Court of the City of Richmond (Colonial Downs, L.P. and Stansley Racing Corp. v. Virginia Racing Commission (Case No. HK-647). Colonial Downs argued in its appeal that (i) the Commission committed reversible error and exceeded its authority by ordering Colonial Downs to make daily deposits beginning March 1, 1999, into a thoroughbred purse account equal to 5 1/4 percent of the amounts wagered at the Racing Centers on thoroughbred horse races and by requiring Colonial Downs to continue to fund a Standardbred purse account from July 6, 1999 through December 31, 1999 at the rate previously established by a contract between Colonial Downs and the VHHA; (ii) the Commission violated a bond agreement it entered into with Colonial Downs and committed reversible error by acting arbitrarily and beyond the scope of its authority through its imposition of an alternative requirement that Colonial Downs post a bond in the amount of $3.125 million by March 10, 1999; and (iii) the Commission committed reversible error and ignored the substantial evidence presented to it by arbitrarily requiring Colonial Downs to conduct 25 days of thoroughbred racing in September-October 1999 and 30 days of Standardbred racing in July-August 1999 at purse levels mandated by the Commission without regard for Colonial Downs' financial inability to conduct both meets for the durations and at the purse levels mandated by the Commission.

     The Circuit Court of the City of Richmond in its April 13 decision ruled that (i) the Commission did exceed its authority by ordering Colonial Downs to make daily deposits beginning March 1, 1999, into a thoroughbred purse account equal to 5 1/4 percent of the amounts wagered at the Racing Centers on thoroughbred horse races and by requiring Colonial Downs to continue to fund a Standardbred purse account from July 6, 1999 through December 31, 1999 at the rate previously established by a contract between Colonial Downs and the VHHA;
(ii) the Commission did not have the authority to enter into a bond agreement, and as a result, the bond agreement was of no force or effect; (iii) based upon the evidence in the record, the Commission did not err in requiring Colonial Downs to post a bond in the amount of $3.125 million; and (iv) based upon evidence in the record, the Commission could order Colonial Downs to conduct 25 days of thoroughbred racing in September-October 1999 and 30 days of Standardbred racing in July-August 1999; however the amount of purses was to be established by private contractual negotiations between Colonial Downs and the horsemen representative groups.

     Colonial Downs subsequently posted a bond in the amount of $3.125 million with the Commission. However, the bond was posted four days later than the deadline set by the Commission, and a Commission ordered informal fact finding conference was conducted on May 12, 1999 on the matter. As a result of the fact finding conference, the Commission could censure or fine Colonial Downs or possibly suspend or revoke Colonial Downs' licenses. Colonial Downs is vigorously contesting the matter.

     In addition, the Commission ordered Colonial Downs to enter into an agreement with the thoroughbred horsemen representative group, the Virginia Horsemen's Benevolent and Protective Association, Inc. (the "VaHBPA"), by April 28, 1999. Colonial Downs was unsuccessful in reaching an agreement with the VaHBPA by April 28, and the Commission has ordered that an informal fact finding conference be conducted on May 14, 1999 on the matter. As a result of such fact finding conference, the Commission could censure or fine Colonial Downs or possibly suspend or revoke Colonial Downs' licenses. Colonial Downs is vigorously contesting the matter.

     The information set forth in Note 3 in the Notes to the Financial Statements in Part I of this report is also incorporated by reference thereto.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibit 10.41    Second Amendment to Standardbred Horsemen's Agreements
    Exhibit    27    Financial Data Schedule

B   Reports on Form 8-K     None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COLONIAL DOWNS HOLDINGS, INC.

                                    By: /s/ Ian M. Stewart
                                    ---------------------------------
                                    Ian M. Stewart, President
                                    and Chief Financial Officer
                                    May 14, 1999