Form 10-Q
period 1999-06-30
COLONIAL DOWNS HOLDINGS INC
filed 1999-08-16
CIK 1027430

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 1999

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

             Number of Shares of Class A Common Stock outstanding as of August 13, 1999 - 5,017,742
             Number of Shares of Class B Common Stock outstanding as of August 13, 1999 - 2,242,500

                          COLONIAL DOWNS HOLDINGS, INC.
                                     INDEX


                                                                   Page
PART I.   FINANCIAL STATEMENTS AND NOTES                           Number
                                                                   ------
      Item 1.   Financial Statements and Notes                      3

      Item 2.   Management's Dicussion and Analysis of
                Financial Condition and Results of Operations       9

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings                                   14

      Item 6.   Exhibits and Reports on Form 8-K                    14

                        COLONIAL DOWNS HOLDINGS, INC.
                                BALANCE SHEETS
                    (In Thousands, Except Per Share Data)

                                                           (Unaudited)
                                                             June 30,    December 31,
                                                               1999         1998
                                                           -----------   -----------
                            ASSETS
Current assets:
  Cash and cash equivalents                                 $   1,331     $   1,155
  Horsemen's deposits                                           1,217           600
  Accounts receivable                                             224           296
  Prepaid expenses and other assets                               418           227
                                                            ---------     ---------
      Total current assets                                      3,190         2,278
Property, plant and equipment
  Land and improvements                                        15,449        15,581
  Buildings and improvements                                   48,566        47,363
  Equipment, furnishings, and fixtures                          2,746         3,444
  Leasehold improvements                                        1,122         1,122
                                                            ---------     ---------
                                                               67,883        67,510
  Less accumulated depreciation                                 2,975         2,186
                                                            ---------     ---------
      Property, plant and equipment, net                       64,908        65,324
Licensing and organization costs, net of accumulated
  amortization of $288 and $266, respectively                     754           772
Other assets                                                      295           207
                                                            ---------     ---------
Total assets                                                $  69,147     $  68,581
                                                            =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $  5,380     $   6,417
  Purses due horsemen                                           1,793           608
  Accrued liabilities and other                                 1,820           730
 Current maturities of long-term debt
   and capital lease obligations                               15,666         9,184
                                                            ---------     ---------
      Total current liabilities                                24,659        16,939

Long-term debt and capital lease obligations                    1,839         8,508
Notes payable - related parties                                 6,500         6,500
                                                            ---------     ---------
      Total liabilities                                        32,998        31,947

Commitments and contingencies

Stockholders' equity
  Class A, common stock, $0.01 par value; 12,000,000 shares
   authorized; 5,017,742 shares issued and outstanding             50            50
  Class B, common stock, $0.01 par value; 3,000,000 shares
   authorized; 2,242,500 shares issued and outstanding             23            23
  Additional paid-in capital                                   42,842        42,842
  Accumulated deficit                                          (6,797)       (6,281)
                                                            ---------     ---------
      Total stockholders' equity                               36,149        36,634
                                                            ---------     ---------
Total liabilities and stockholders' equity                  $  69,147     $  68,581
                                                            =========     =========

    The accompanying notes are an integral part of the financial statements.

                         COLONIAL DOWNS HOLDINGS, INC.
                           STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Data)

                                             Three Months Ended       Six Months Ended
                                                  June 30,                 June 30,
                                              1999       1998         1999       1998
                                           --------------------    --------------------
Revenues
  Pari-mutuel and simulcasting commissions  $  6,700   $  6,833     $ 13,321   $ 13,277
  Other                                          533        935          935      1,263
                                            --------   --------     --------   --------
   Total revenues                              7,233      7,768       14,256     14,540

Operating expenses
  Direct operating expenses
   Purses, fees, and pari-mutuel taxes         2,639      3,323        4,651      6,374
   Simulcast and other direct expenses         2,882      4,105        5,213      7,402
                                            --------   --------     --------   --------
   Total direct operating expenses             5,521      7,428        9,864     13,776

  Selling, general and administrative
   expenses                                    1,377      1,340        2,493      1,829
  Depreciation and amortization                  409        401          814        815
                                            --------   --------     --------   --------
   Total operating expenses                    7,307      9,169       13,171     16,420

Earnings (loss) from operations                  (74)    (1,401)       1,085     (1,880)
Interest expense, net                           (957)      (526)      (1,601)      (999)
                                            --------   --------     --------   --------
Loss before income taxes                      (1,031)    (1,927)        (516)    (2,879)
Provision for (benefit from) income taxes        -          -            -          -
                                            --------   --------     --------   --------
               Net loss                     $ (1,031)  $ (1,927)    $   (516)  $ (2,879)
                                            ========   ========     ========   ========


Earnings (loss) per share data:
  Basic and diluted loss per share          $  (0.14)  $  (0.27)    $  (0.07)  $  (0.40)
  Weighted average number of
   shares outstanding                          7,260      7,250        7,260      7,250

    The accompanying notes are an integral part of the financial statements.

                             COLONIAL DOWNS HOLDINGS, INC.
                               STATEMENTS OF CASH FLOWS
                                    (In Thousands)

                                                                      (Unaudited)
                                                                   Six Months Ended
                                                                 June 30,     June 30,
                                                                  1999          1998
                                                               -----------   -----------
OPERATING ACTIVITIES
Net loss                                                        $   (516)     $ (2,879)
Adjustments to reconcile net loss to
 net cash provided by (used in) operating activities:
  Depreciation and amortization                                      814           815
  Other                                                               31           -
Changes in operating assets and liabilities:
  Increase in accounts receivable and other assets                  (214)         (106)
  Increase (decrease) in trade accounts payable                     (169)          605
  Increase in horsemen's deposits                                   (617)         (218)
  Increase in amounts due horsemen and accrued liabilities         2,167           482
                                                               -----------   -----------
Net cash provided by (used in) operating activities                1,496        (1,301)
                                                               -----------   -----------
INVESTING ACTIVITIES:
  Capital expenditures                                              (373)       (1,025)
  Decrease in construction payables                                 (759)       (4,316)
                                                               -----------   -----------
Net cash used in investing activities                             (1,132)       (5,341)
                                                               -----------   -----------
FINANCING ACTIVITIES:
  Proceeds from long-term debt, capital leases, and other             96         5,287
  Payments on long-term debt and capital leases                     (284)         (364)
                                                               -----------   -----------
Net cash provided by (used in) financing activities                 (188)        4,923
                                                               -----------   -----------
     Net change in cash and cash equivalents                         176        (1,719)
Cash and cash equivalents, beginning of period                     1,155         3,348
                                                               -----------   -----------
Cash and cash equivalents, end of period                        $  1,331      $  1,629
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

     In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations and its cash flows for the respective six month periods ended June 30, 1999 and 1998. Interim results for the six months ended June 30, 1999 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 1999.

     Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities (which can consist of stock options and warrants) that could share in earnings of an entity.

     Certain reclassifications have been made in the prior years' financial statements in order to conform to the June 30, 1999 presentation.

4.    LONG-TERM DEBT, NOTES PAYABLE-RELATED PARTIES, AND CAPITAL LEASES

     Long-Term Debt, Notes Payable-Related Parties, and Capital Leases, consisted of the following:

                                                                     June 30,    December 31,
                                                                       1999          1998
                                                                   -----------   -------------
Note payable to a bank maturing June 2000, bearing interest
at a variable rate (8.69% at June 30, 1999), quarterly
principal payments of $500,000 commencing in March 1999,
collateralized by substantially all assets, except the
Racing Centers, of the Company and guaranteed by certain
shareholders and related parties                                  $ 10,000,000   $ 10,000,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing September 2000, with interest payable quarterly at a rate of 7.25%, collateralized by a second deed of
trust on the racetrack facility                                      5,500,000      5,500,000

                        COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                               (Unaudited)

2.   LONG-TERM DEBT, NOTES PAYABLE-RELATED PARTIES, AND CAPITAL LEASES -
     (CONTINUED)

                                                                     June 30,    December 31,
                                                                       1999          1998
                                                                   -----------   -------------
Note payable to a bank, maturing August 2001, bearing
interest at prime plus 1.0% (8.75% at June 30, 1999),
with monthly principal payments of $15,000, collateralized
by certain fixed assets                                                555,000        645,000

Note payable to an insurance company, maturing October 1999, bearing interest at 6.83%, with monthly payments of $8,622
including interest                                                      33,975         83,557

Installment loans and capitalized leases collateralized by
certain vehicles, machinery and equipment, maturing at
various dates through September 2000, at interest rates
ranging from 3% to 9%                                                  106,366        153,974

Note payable to Maryland Jockey Club, maturing December 2005, bearing interest at a rate of 7.75% payable quarterly for
the first two years and equal installments of interest and
principal to be paid over the remaining five year term of
the note                                                             1,450,000      1,450,000

Note payable under the revolving credit facility with a bank, bearing interest at a variable rate (8.65% at June
30, 1999), due June 30, 2000, collateralized by substantially all assets, except the Racing Centers, of the Company and
guaranteed by certain shareholders and related parties               5,000,000      5,000,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing August 2000, with an interest rate of 8.5%            1,000,000      1,000,000

Note payable from the thoroughbred purse account, due
August 1999, with interest rate of 5.48%, collateralized
by the Hampton Racing Center                                           360,000        360,000
                                                                   -----------    ------------
                                                                    24,005,341     24,192,531
Less current maturities                                             15,666,391      9,184,378
                                                                   -----------    ------------
                                                                     7,338,950     15,008,153
Less long-term debt - related party                                  6,500,000      6,500,000
                                                                   -----------    ------------
Long-term debt, including capital lease obligations                $ 1,838,950    $ 8,508,153
                                                                   ===========    ===========

                       COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)

3.   SUBSEQUENT EVENTS

     In July 1999, the Company signed a letter of intent to enter into a purchase option agreement to acquire 85 acres of land for the development of a new racetrack and simulcast wagering racing center in Dumfries, Virginia. The Company intends to apply for a license from the Virginia Racing Commission to operate a racetrack (including live and simulcast wagering) on this property.

     Pursuant to the terms of the contract between Colonial Downs, L.P. and Norglass, Inc., the general contractor engaged to manage the construction of the Track, the Company filed an arbitration claim against Norglass in which Norglass counterclaimed. In the proceeding, Colonial Downs, L.P. challenged the validity of Norglass' mechanic's liens for approximately $11.8 million (subsequently reduced to $6.5 million) and asserted a damage claim against Norglass for approximately $7.7 million. Norglass filed a counterclaim against Colonial Downs, L..P. for $5.8 million. In August 1999, the American Arbitration Association rendered a decision favorable to Norglass. Colonial Downs L..P. was ordered to pay Norglass $1,965,000 in the arbitration. In addition, Colonial Downs L..P. was ordered to pay interest of approximately $285,000 and arbitration costs of approximately $98,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

     The Company, through its subsidiaries, holds the only licenses to own and operate a racetrack (the "Track") and Racing Centers in Virginia. The Company currently operates Racing Centers in Chesapeake, Richmond, Hampton, and Alberta (Brunswick County), Virginia, and may open two additional Racing Centers if suitable opportunities are identified and referenda are passed.

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

PROFIT CENTER ANALYSIS

     For the three months and six months ended June 30, 1999, net loss decreased $0.9 million and $2.4 million, respectively, compared to the corresponding periods of the prior year. Net income at the Racing Centers improved compared to the corresponding prior periods by $1.0 million and $2.5 million for the three months and six months ended June 30, 1999, respectively. Net income at the Track improved by $0.6 million and $1.1 million for the three months and six months ended June 30, 1999, respectively. Corporate overhead increased by $0.3 million and $0.6 million for the three months and six months ended June 30, 1999, respectively, and net interest expense increased by $0.4 million and $0.6 million for the three months and six months ended June 30, 1999, respectively.

     Racing Centers. Revenues at the Racing Centers increased $0.4 million and $0.7 million for the three months and six months ended June 30, 1999, respectively, compared to the corresponding periods of the prior year. These increases are believed to be the result of effective target marketing and an increasing effort to reach new patrons through promotions and out-door billboard advertising. Purse expenses decreased $0.3 million and $1.1 million for the three months and six months ended June 30, 1999, respectively compared to the corresponding period of the prior year as a result of the new thoroughbred and amended harness horsemen's contracts. The changes reflected in the Amended and Restated Management and Consulting Agreement between the Company and Maryland-Virginia Racing Circuit, Inc., a wholly-owned subsidiary of the Maryland Jockey Club (the "MJC Agreement"), resulted in a reduction of expenses by $ 0.2 million and $0.4 million for the three months and six months ended June 30, 1999, respectively, compared to the corresponding periods of the prior year. Efficiencies in personnel costs, printing, and other expenses reduced costs by an additional $0.1 million and $0.3 million for the three months and six months ended June 30, 1999, respectively, compared to the corresponding periods of the prior year. As a result, net income at the Racing Centers increased $1.0 million and $2.5 million for the three months and six months ended June 30, 1999, respectively.

     Track. Revenues at the Track decreased $0.9 million and $1.0 million for the three months and six months ended June 30, 1999, respectively, compared to the corresponding periods of the prior year as there were only 15 race days in these periods in 1999 versus 38 race days in 1998. Expenses decreased $1.5 million and $2.1 million for the three months and six months ended June 30, 1999, respectively, compared to the corresponding periods of the prior year due to the same reason. In an effort to minimize losses during the 1999 live harness season, the Company put an emphasis on signal sales by running a Monday through Wednesday schedule. Despite such efforts, the live harness season has lost approximately $450,000 through June 30, 1999.

     Corporate.   For the three months and six months ended June 30, 1999,
respectively, corporate overhead increased $0.3 million and $0.6 million over the corresponding periods of the prior year. The increase in corporate overhead was primarily attributed to an increase in professional fees of $0.4 million and $0.7 million for the three months and six months ended June 30, 1999, respectively, relating to the Norglass arbitration offset by cost savings of $0.1 million for the three months and six months ended June 30, 1999.

     Interest Expense, Net. Interest expense, net of interest income, increased $0.4 million and $0.6 million for the three months and six months ended June 30, 1999, respectively, from the corresponding periods of the prior year. The increase in interest expense was primarily a result of an increase in debt from $21.9 million at June 30, 1998 to $24.0 million at June 30, 1999 and the provision for interest of $285,000 relating to the Norglass arbitration award. (The increase in debt is largely attributable to the issuance of $1.45 million note to Maryland-Virginia Racing Circuit, Inc. in settlement of disputed management fees for 1997 and 1998.

     The following table sets forth certain operating results as a percentage of total revenues for the periods indicated:

                                                        (Percentage of Net Revenues)
                                                 Three Months Ended      Six Months Ended
                                                     June 30,                June 30,
                                                 ------------------     ------------------
                                                   1999      1998         1999      1998
                                                 -------   --------     --------  --------
Revenues:
     Pari-mutuel and simulcasting commissions      92.6%      88.0%        93.4%    91.3%
     Other                                          7.4%      12.0%         6.6%     8.7%
                                                 -------   --------     --------  --------
          Total revenues                          100.0%     100.0%       100.0%   100.0%
Direct operating expenses:
     Purses, fees, and pari-mutuel taxes           36.5%      42.8%        32.6%    43.8%
     Simulcast and other direct expenses           39.8%      52.8%        36.6%    50.9%
                                                 -------   --------     --------  --------
          Total direct operating expenses          76.3%      95.6%        69.2%    94.7%
Selling, general, and administrative expenses      19.0%      17.3%        17.5%    12.6%
Depreciation and amortization                       5.7%       5.2%         5.7%     5.6%
                                                 -------   --------     --------  --------
Earnings (loss) from operations                    (1.0)%    (18.1)%        7.6%   (12.9)%
Interest income (expense), net                    (13.2)%     (6.7)%      (11.2)%   (6.9)%
                                                 -------   --------     --------  --------
Loss before taxes                                 (14.2)%    (24.8)%       (3.6)%  (19.8)%


     Total Revenues. Total revenues for the three months and six months ended June 30, 1999 decreased $0.5 million (6.9%) and $0.3 million (2.0%), respectively, from the corresponding periods of the prior year. The decrease in total revenues primarily reflects a reduction of $0.9 million and $1.0 million in live harness revenues due to an earlier Harness season in 1998. The earlier harness season is also primarily responsible for the decrease in other revenue. The Company's inaugural live Harness season was from April 24 to July 5, 1998 (38 race days as of June 30) as compared to the 1999 season which was from May 31 to August 4, 1999 (15 race days as of June 30). Excluding the impact of the change in Harness season from the corresponding prior period, the Company's Racing Centers generated an increase of $0.4 million (6.9%) and $0.7 million (5.3%) for the three months and six months ended June 30, 1999, respectively, from the corresponding periods of the prior year. Management believes that through effective advertising campaigns, the Company was able to increase revenue at the Racing Centers even though Alberta was only opened five days per week in 1999. From January until late April 1998, Alberta was opened seven days per week.

     Direct Operating Expenses. As a percentage of revenues, direct operating expenses decreased 19.3% and 25.5% for the three months and six months ended June 30, 1999, respectively, from the corresponding periods of the prior year. The decrease in operating expenses was principally attributed to decreases in purse expense, fees, and simulcast and other direct expenses. The Company incurred purse expense of $6.1 million in 1998. In 1999, the Company will contribute a total of $4.6 million for thoroughbred and harness purses, of which $3.6 million will be expensed in 1999. The remaining $1.0 million of 1999 purse contribution is expected to be paid from funds on deposit at December 31, 1998 and the repayment of a loan from the thoroughbred purse account. As a result of a new thoroughbred contract and an amended harness horsemen's contract, purse expense for the three months and six months ended June 30, 1999 was approximately $0.4 million and $1.3 million less than the corresponding periods in 1998, which accounted for 23.2% and 33.3% of the decrease in direct operating expenses, respectively, from the corresponding periods in 1998. The decrease in fees and pari-mutuel taxes was primarily a result of the Company's success in negotiating an amendment to the MJC Agreement. Savings as a result of this amendment accounted for approximately $0.2 million and $0.4 million or 9.4% and 9.7% of the decrease in direct operating expenses for the three months and six months ended June 30, 1999, respectively. The decrease in simulcast and other direct expenses was primarily a result of the changes in Track operations (approximately $0.9 million and $1.1 million or 45.9% and 28.9% of the decrease in direct operating expenses for the three months and six months ended June 30, 1999, respectively) discussed in Total Revenues above and the implementation of cost saving measures, personnel reduction, and improvements in operating efficiencies (approximately $0.4 million and $1.1 million or 10.5% and 28.2% of the decrease in direct operating expenses for the three months and six months ended June 30, 1999, respectively).

     Selling, General and Administrative Expenses (SG&A). As a percentage of revenues, SG&A increased 1.7% and 4.9% for the three months and six months ended June 30, 1999, respectively, from the corresponding periods of the prior year. The increase in SG&A as a percentage of sales was primarily due to an increase in professional fees of approximately $0.4 million and $0.7 million for the three months and six months ended June 30, 1999, respectively, relating to the Norglass arbitration (see footnote 3 to the Financial Statements and Legal Proceedings in Part II) offset by implementation of cost saving measures.

Interest Expense, Net.  See Profit Center Analysis above.

     Net Loss. Net loss for the three months and six months ended June 30, 1999 was $1.0 million and $0.5 million, respectively, compared to net loss of $1.9 million and $2.9 million for the corresponding periods of the prior year. The decrease in net loss was a result of the factors discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

     Cash Flows. For the six months ended June 30, 1999, operating activities provided approximately $1.5 million of cash. The net loss adjusted for non-cash items such as depreciation and amortization provided $0.3 million. Accruals for increases in amounts due horsemen and other accrued liabilities also provided $2.2 million of cash. The increase in accounts receivable and the other assets and reduction of accounts payable utilized $0.4 million of cash. Funding of horsemen's deposits utilized an additional $0.6 million of cash. Investing activities utilized approximately $1.1 million of cash, resulting from the reduction of construction payables and capital expenditures. Financing activities utilized $0.2 million of cash, primarily from principal payments on long-term debt.

     The Company received commitments from an affiliate of a shareholder and the Maryland Jockey Club to lend the Company $900,000 and $600,000, respectively to be used for purses during the 1999 thoroughbred meet. These loans are expected to close and be funded by August 31, 1999. The loans will bear interest at the prime rate and will be repaid in the amount of $750,000 per year from amounts that would otherwise be contributed to the thoroughbred purse account.

     In June 1999, the Company entered into a three year contract with the Virginia Horsemen's Benevolent and Protective Association to provide for thoroughbred purses. Under the contract, $3,125,000 is guaranteed to be available for purses for the 1999 thoroughbred meet. Of this amount, $1,500,000 is considered to be an advance of purse money due in years 2000 and 2001. In years 2000 and 2001, the Company is required to pay 5 1/4% of the handle generated from simulcast thoroughbred racing at the Company's Racing Centers and the Track to the thoroughbred purse account. The advance will be repaid in an annual amount of $750,000 plus interest at the prime rate from the 5 1/4% that would otherwise be contributed to the purse account.

     EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. The Company's EBITDA for the first six months of 1999 and 1998 was $2.0 million and $(1.1) million, respectively. The increase in EBITDA is primarily due to higher income before interest and income taxes due to the changes in revenues, operating expenses and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, and depreciation and amortization.

     On January 11, 1999, the Company negotiated an agreement with PNC Bank, N.A. ("PNC"), which restructured the principal payment of the Credit Agreement dated June 26, 1997. Under the agreement, in lieu of making principal payments on the due dates, the guarantors are required to deliver to PNC, letters of credit in the face amount of future principal payments. The letters of credit shall have an expiration date of July 31, 2000. A guarantor posted letters of credit in the amounts of $1.0 million, $500,000, and $500,000 in lieu of the Company making the principal payment due December 31, 1998, March 31, 1999 and June 30, 1999, respectively. The Company anticipates that the guarantors will continue to post letters of credit for the principal payments due during 1999.

     The Company expects that cash flows from operations and the availability of other capital and financial resources will provide sufficient liquidity to meet its normal operating requirements, capital expenditure plans, and existing debt service over the 1999 fiscal year. Additionally, the Company is assessing means by which it can pay the arbitration award to Norglass of approximately $2.3 million (including interest and arbitration fees). The Company has a strong balance sheet with several unencumbered assets and other means to secure the funds necessary to pay such award.

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

     The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company is currently in the process of replacing certain hardware and software in order to be year 2000 compliant. The project is scheduled to be completed during the third quarter of 1999 without material costs. The Company relies significantly on the totalisator system used in pari-mutuel wagering, which is provided and supported by an outside vendor and the year 2000 is a concern. The Company has received notification from this vendor certifying that the system which supports Colonial Downs is Year 2000 compliant. If the software changes and modifications (both internal and external) of existing software are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

PART II - OTHER INFORMAION

Item 1.  LEGAL PROCEEDINGS

     The Virginia Racing Commission (the "Commission") ordered Colonial Downs to enter into an agreement with the thoroughbred horsemen representative group, the Virginia Horsemen's Benevolent and Protective Association, Inc. (the "VaHBPA"), by April 28, 1999. Colonial Downs was unsuccessful in reaching an agreement with the VaHBPA by April 28, and the Commission conducted an informal fact finding conference on May 14, 1999 on the matter. The fact finding conference hearing officer recommended to the Commission that the Company's license to operate Racing Centers be suspended for five days. The Commission has deferred acting on the hearing officer's recommendation. Colonial Downs is vigorously contesting the matter and an appeal of the Commission's order has been filed in the Richmond Circuit Court. The appeal is currently pending.

     The information set forth in Note 3 in the Notes to the Financial Statements in Part I of this report is also incorporated by reference thereto.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibit 10.42    Thoroughbred Horsemen's Agreement
    Exhibit    27    Financial Data Schedule

B   Reports on Form 8-K     The Company filed a Current Report on Form 8-K
                            during the three months ended June 30, 1999 relating to a change in NASDAQ market listing.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COLONIAL DOWNS HOLDINGS, INC.

                                    By: /s/ Ian M. Stewart
                                    ---------------------------------
                                    Ian M. Stewart, President
                                    and Chief Financial Officer
                                    August 16, 1999