Form 10-Q/A
period 1999-06-30
COLONIAL DOWNS HOLDINGS INC
filed 1999-09-10
CIK 1027430

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q/A


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

             Number of Shares of Class A Common Stock outstanding as of September 9, 1999 - 5,017,742
             Number of Shares of Class B Common Stock outstanding as of September 9, 1999 - 2,242,500

                        COLONIAL DOWNS HOLDINGS, INC.
                                BALANCE SHEETS
                    (In Thousands, Except Per Share Data)

                                                           (Unaudited)
                                                             June 30,    December 31,
                                                               1999         1998
                                                           -----------   -----------
                            ASSETS
Current assets:
  Cash and cash equivalents                                 $   1,331     $   1,155
  Horsemen's deposits                                           1,217           600
  Accounts receivable                                             224           296
  Prepaid expenses and other assets                               418           227
                                                            ---------     ---------
      Total current assets                                      3,190         2,278
Property, plant and equipment
  Land and improvements                                        15,449        15,581
  Buildings and improvements                                   48,566        47,363
  Equipment, furnishings, and fixtures                          2,746         3,444
  Leasehold improvements                                        1,122         1,122
                                                            ---------     ---------
                                                               67,883        67,510
  Less accumulated depreciation                                 2,975         2,186
                                                            ---------     ---------
      Property, plant and equipment, net                       64,908        65,324
Licensing and organization costs, net of accumulated
  amortization of $288 and $266, respectively                     754           772
Other assets                                                      295           207
                                                            ---------     ---------
Total assets                                                $  69,147     $  68,581
                                                            =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $  5,380     $   6,417
  Purses due horsemen                                           1,793           608
  Accrued liabilities and other                                 1,820           730
 Current maturities of long-term debt
   and capital lease obligations                               15,666         9,184
                                                            ---------     ---------
      Total current liabilities                                24,659        16,939

Long-term debt and capital lease obligations                    1,839         8,508
Notes payable - related parties                                 6,500         6,500
                                                            ---------     ---------
      Total liabilities                                        32,998        31,947

Commitments and contingencies

Stockholders' equity
  Class A, common stock, $0.01 par value; 12,000,000 shares
   authorized; 5,017,742 shares issued and outstanding             50            50
  Class B, common stock, $0.01 par value; 3,000,000 shares
   authorized; 2,242,500 shares issued and outstanding             23            23
  Additional paid-in capital                                   42,873        42,842
  Accumulated deficit                                          (6,797)       (6,281)
                                                            ---------     ---------
      Total stockholders' equity                               36,149        36,634
                                                            ---------     ---------
Total liabilities and stockholders' equity                  $  69,147     $  68,581
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

                                    COLONIAL DOWNS HOLDINGS, INC.

                                    By: /s/ Ian M. Stewart
                                    ---------------------------------
                                    Ian M. Stewart, President
                                    and Chief Financial Officer
                                    September 10, 1999