Form 10-Q
period 1999-09-30
COLONIAL DOWNS HOLDINGS INC
filed 1999-11-15
CIK 1027430

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 1999

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

             Number of Shares of Class A Common Stock outstanding as of November 12, 1999 - 5,025,242
             Number of Shares of Class B Common Stock outstanding as of November 12, 1999 - 2,242,500

                          COLONIAL DOWNS HOLDINGS, INC.
                                     INDEX


                                                                   Page
PART I.   FINANCIAL STATEMENTS AND NOTES                           Number
                                                                   ------
      Item 1.   Financial Statements and Notes                      3

      Item 2.   Management's Dicussion and Analysis of
                Financial Condition and Results of Operations       9

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings                                   17

      Item 6.   Exhibits and Reports on Form 8-K                    18

                        COLONIAL DOWNS HOLDINGS, INC.
                                BALANCE SHEETS
                    (In Thousands, Except Per Share Data)

                                                           (Unaudited)
                                                          September 30,  December 31,
                                                               1999         1998
                                                           -----------   -----------
                            ASSETS
Current assets:
  Cash and cash equivalents                                 $   1,364     $   1,155
  Horsemen's deposits                                           2,363           600
  Accounts receivable                                             641           296
  Prepaid expenses and other assets                               364           227
                                                            ---------     ---------
      Total current assets                                      4,732         2,278
Property, plant and equipment
  Land and improvements                                        15,449        15,581
  Buildings and improvements                                   48,685        47,363
  Equipment, furnishings, and fixtures                          2,754         3,444
  Leasehold improvements                                        1,122         1,122
                                                            ---------     ---------
                                                               68,010        67,510
  Less accumulated depreciation                                 3,379         2,186
                                                            ---------     ---------
      Property, plant and equipment, net                       64,631        65,324
Licensing and organization costs, net of accumulated
  amortization of $300 and $266, respectively                     742           772
Other assets                                                      211           207
                                                            ---------     ---------
Total assets                                                $  70,316     $  68,581
                                                            =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $  3,527     $   6,417
  Purses due horsemen                                           1,523           608
  Accrued liabilities and other                                 1,989           730
 Current maturities of long-term debt
   and capital lease obligations                               16,420         9,184
 Current maturities of long-term debt - related parties         8,825
                                                            ---------     ---------
      Total current liabilities                                32,284        16,939

Long-term debt and capital lease obligations                    2,530         8,508
Notes payable - related parties                                   -           6,500
                                                            ---------     ---------
      Total liabilities                                        34,814        31,947

Commitments and contingencies

Stockholders' equity
  Class A, common stock, $0.01 par value; 12,000 shares
   authorized; 5,025 shares issued and outstanding                 50            50
  Class B, common stock, $0.01 par value; 3,000 shares
   authorized; 2,242 shares issued and outstanding                 23            23
  Additional paid-in capital                                   42,873        42,842
  Accumulated deficit                                          (7,444)       (6,281)
                                                            ---------     ---------
      Total stockholders' equity                               35,502        36,634
                                                            ---------     ---------
Total liabilities and stockholders' equity                  $  70,316     $  68,581
                                                            =========     =========

    The accompanying notes are an integral part of the financial statements.

                         COLONIAL DOWNS HOLDINGS, INC.
                           STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Data)

                                                (Unaudited)             (Unaudited)
                                             Three Months Ended      Nine Months Ended
                                                September 30,           September 30,
                                              1999       1998         1999       1998
                                           --------------------    --------------------
Revenues
  Pari-mutuel and simulcasting commissions  $  7,107   $  6,941     $ 20,428   $ 20,218
  Other                                          674        806        1,609      2,069
                                            --------   --------     --------   --------
   Total revenues                              7,781      7,747       22,037     22,287

Operating expenses
  Direct operating expenses
   Purses, fees, and pari-mutuel taxes         2,397      3,331        7,048      9,704
   Simulcast and other direct expenses         3,532      3,714        8,745     10,389
                                            --------   --------     --------   --------
   Total direct operating expenses             5,929      7,045       15,793     20,093

  Selling, general and administrative
   expenses                                    1,496      1,348        3,989      3,998
  Depreciation and amortization                  416        359        1,230      1,062
                                            --------   --------     --------   --------
   Total operating expenses                    7,841      8,752       21,012     25,153

Earnings (loss) from operations                  (60)    (1,005)       1,025     (2,866)
Interest expense, net                           (587)      (536)      (2,188)    (1,554)
                                            --------   --------     --------   --------
Loss before income taxes                        (647)    (1,541)      (1,163)    (4,420)
Provision for (benefit from) income taxes        -          -            -          -
                                            --------   --------     --------   --------
               Net loss                     $   (647)  $ (1,541)    $ (1,163)  $ (4,420)
                                            ========   ========     ========   ========


Earnings (loss) per share data:
  Basic and diluted loss per share          $  (0.09)  $  (0.21)    $  (0.16)  $  (0.61)
  Weighted average number of
   shares outstanding                          7,268      7,268        7,268      7,268

    The accompanying notes are an integral part of the financial statements.

                             COLONIAL DOWNS HOLDINGS, INC.
                               STATEMENTS OF CASH FLOWS
                                    (In Thousands)

                                                                      (Unaudited)
                                                                   Nine Months Ended
                                                               September 30, September30,
                                                                  1999          1998
                                                               -----------   -----------
OPERATING ACTIVITIES
Net loss                                                        $ (1,163)     $ (4,420)
Adjustments to reconcile net loss to
 net cash provided by (used in) operating activities:
  Depreciation and amortization                                    1,230         1,062
  Other                                                               31           -
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable and other assets       (494)           57
  Increase in trade accounts payable                                 343           951
  Increase in accrued liabilities and other                        1,259           539
  Increase in horsemen's deposits and purses, net                   (848)         (238)
                                                               -----------   -----------
Net cash provided by (used in) operating activities                  358        (2,049)
                                                               -----------   -----------
INVESTING ACTIVITIES:
  Capital expenditures                                              (500)       (1,279)
  Decrease in construction payables                                 (907)       (4,512)
                                                               -----------   -----------
Net cash used in investing activities                             (1,407)       (5,791)
                                                               -----------   -----------
FINANCING ACTIVITIES:
  Proceeds from long-term debt, capital leases, and other          1,996         6,325
  Payments on long-term debt and capital leases                     (738)         (538)
                                                               -----------   -----------
Net cash provided by (used in) financing activities                1,258         5,787
                                                               -----------   -----------
     Net change in cash and cash equivalents                         209        (2,053)
Cash and cash equivalents, beginning of period                     1,155         3,348
                                                               -----------   -----------
Cash and cash equivalents, end of period                        $  1,364      $  1,295
                                                               ===========   ===========

Supplemental Cashflow Information:
 Reclassification of Norglass liability from accounts
  payable to note payable - related party                       $  2,325      $    -

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

     In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations and its cash flows for the respective nine month periods ended September 30, 1999 and 1998. Interim results for the nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 1999.

     Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities (which can consist of stock options and warrants) that could share in earnings of an entity.

     Certain reclassifications have been made in the prior year's financial statements in order to conform to the September 30, 1999 presentation.


4.    LONG-TERM DEBT, NOTES PAYABLE-RELATED PARTIES, AND CAPITAL LEASES

     Long-Term Debt, Notes Payable-Related Parties, and Capital Leases, consisted of the following:

                                                                   September 30,  December 31,
                                                                       1999          1998
                                                                   -----------   -------------
Note payable to a bank maturing June 30, 2000, bearing interest at a variable rate (8.5% at September 30, 1999), quarterly
principal payments of $500,000 commencing in March 1999,
collateralized by substantially all assets, except the
Racing Centers, of the Company and guaranteed by certain
shareholders and related parties                                  $ 10,000,000   $ 10,000,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing September 2000, with interest payable quarterly at a rate of 7.25%, collateralized by a second deed of
trust on the racetrack facility                                      5,500,000      5,500,000

                        COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                               (Unaudited)

2.   LONG-TERM DEBT, NOTES PAYABLE-RELATED PARTIES, AND CAPITAL LEASES -
     (CONTINUED)

                                                                   September 30, December 31,
                                                                       1999          1998
                                                                   -----------   -------------
Note payable to a bank, maturing August 2001, bearing
interest at prime plus 1.0%, with monthly principal payments
of $15,000, collateralized by certain fixed assets                     510,000        645,000

Note payable to an insurance company, maturing October 1999, bearing interest at 6.83%, with monthly payments of $8,622
including interest                                                       8,544         83,557

Installment loans and capitalized leases collateralized by
certain vehicles, machinery and equipment, maturing at
various dates through September 2000, at interest rates
ranging from 3% to 9%                                                   81,936        153,974

Note payable to Maryland Jockey Club, maturing December 2005, bearing interest at a rate of 7.75% payable quarterly for
the first two years and equal installments of interest and
principal to be paid over the remaining five year term of
the note                                                             1,450,000      1,450,000

Note payable under a revolving credit facility with a bank,
bearing interest at a variable rate (8.5% at September
30, 1999), due June 30, 2000, collateralized by substantially all assets, except the Racing Centers, of the Company and
guaranteed by certain shareholders and related parties               5,000,000      5,000,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing August 2000, with an interest rate of 8.5%            1,000,000      1,000,000

Note payable to Norglass, maturing September 24, 2000, monthly
interest payment at a rate of 6% until maturity                      1,850,000           -

Note payable to Maryland Jockey Club, bearing interest at the prime rate, payable in two equal installments during the
years 2000 and 2001                                                    600,000           -

Note payable to CD Entertainment, Ltd., bearing interest at the prime rate, payable in two equal installments during the
years 2000 and 2001                                                    900,000           -

Note payable to CD Entertainment, Ltd., maturing August 2001, with monthly interest payment at the Lender's cost of funds
plus one-half percent (approximately 8.5% at September 30, 1999)       400,000           -

Note payable to CD Entertainment, Ltd., maturing September 2001, with monthly interest payment at the Lender's cost of funds
plus one-half percent (approximately 8.5% at September 30, 1999)       475,000           -

Note payable from the thoroughbred purse account, due
August 1999, with interest rate of 5.48%, collateralized
by the Hampton Racing Center                                               -          360,000
                                                                   -----------    ------------
                                                                    27,775,480     24,192,531
Less current maturities                                             16,420,479      9,184,378
     current maturities - related parties                            8,825,000            -
                                                                   -----------    ------------
                                                                     2,530,001     15,008,153
Less notes payable - related parties                                       -        6,500,000
                                                                   -----------    ------------
Long-term debt, including capital lease obligations                $ 2,530,001    $ 8,508,153
                                                                   ===========    ===========

                       COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)

3.     Norglass Settlement

     Pursuant to the terms of the contract between Colonial Downs, L.P. and Norglass, Inc., the general contractor engaged to manage the construction of the Track, the Company filed an arbitration claim against Norglass in which Norglass counterclaimed. In the proceeding, Colonial Downs, L.P. challenged the validity of Norglass' mechanic's liens for approximately $11.8 million (subsequently reduced to $6.5 million) and asserted a damage claim against Norglass for approximately $7.7 million. Norglass filed a counterclaim against Colonial Downs, L.P. for $5.8 million. In August 1999, the American Arbitration Association rendered a decision favorable to Norglass. Colonial Downs L.P. was ordered to pay Norglass $1,965,000 in the arbitration. In addition, Colonial Downs L.P. was ordered to pay interest of approximately $285,000 and arbitration costs of approximately $98,000.

     The Company settled with Norglass in September 1999 for a total of $2,325,000, of which $475,000 was paid in October 1999 and the remaining balance was accepted by Norglass as a note payable maturing September 24, 2000, with monthly interest due at a rate of 6%. The note is secured by a letter of credit which was provided by a shareholder of the Company. The Company has agreed to reimburse the shareholder for the cost of the letter of credit.

4.     Reclassification

     In order to conform with the June 30, 1999 financial statements, the June 30, 1998 financial statements, as reported on the Company's Form 10-Q filed with the Security and Exchange Commission on August 16, 1999, were reclassified. Simulcast and other direct expenses as reported for the three months and six months ended June 30, 1998 were $4,105,000 and $7,402,000, respectively. Simulcast and other direct expenses as reclassified for the three months and six months ended June 30, 1998 were $3,860,000 and $6,675,000, respectively. Selling, general and administrative expenses as reported for the three months and six months ended June 30, 1998 were $1,340,000 and $1,829,000, respectively. Selling, general and administrative expenses as reclassified for the three months and six months ended June 30, 1998 were $1,585,000 and $2,556,000, respectively.

                       COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)

5.     Subsequent Event

     In September 1999, the Company filed an application with the Virginia Racing Commission (the "Commission") for licenses to own and operate a racetrack in Dumfries, Virginia. In November 1999, the Dumfries Town Council rejected the Company's application for rezoning and a conditional use permit for the proposed racetrack. As of September 30, 1999, the Company has expensed approximately $100,000 of development costs related to the Dumfries racetrack. Although the Company's application with the Commission is still pending, it is unlikely that the Commission will award licenses to the Company in the absence of zoning approval by the Town of Dumfries.

     Additionally, the Virginia Turf Club, Inc. filed an application for licenses to own and operate a racetrack in Prince William County that would compete directly with the Company's track. The site for the proposed track is subject to zoning approval by the Prince William County Board of Supervisors. As set forth in the application, if granted licenses for a racetrack, Virginia Turf Club anticipates seeking licenses for the two remaining satellite wagering facilities. If such licenses were granted to the Virginia Turf Club and the track and satellite wagering facilities were constructed and operated, such operation would likely have a material adverse effect on the Company's financial condition.

     The Commission is anticipated to rule on the Company's and the Virginia Turf Club's applications prior to the expiration of the Prince William County racetrack referendum on November 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

     The Company, through its subsidiaries, holds the only licenses to own and operate a racetrack (the "Track") and satellite wagering facilities ("Racing Centers") in Virginia. The Company currently operates Racing Centers in Chesapeake, Richmond, Hampton, and Alberta, Virginia, and may open two additional Racing Centers if suitable opportunities are identified and referenda are passed.

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

PROFIT CENTER ANALYSIS

     For the three months and nine months ended September 30, 1999, net loss decreased $0.9 million and $3.3 million, respectively, compared to the corresponding periods of the prior year. Net income at the Racing Centers improved compared to the corresponding prior periods by $1.0 million and $3.5 million for the three months and nine months ended September 30, 1999, respectively. Net loss at the Track decreased by $0.1 million and $1.0 million for the three months and nine months ended September 30, 1999, respectively. Corporate overhead increased by $0.1 million and $0.6 million, for the three months and nine months ended September 30, 1999, respectively, and net interest expense increased by $0.1 million and $0.6 million for the three months and nine months ended September 30, 1999, respectively. An analysis of these changes is set forth below in reviews of the operations at the Racing Centers and the Track, respectively.

     Racing Centers. Revenues at the Racing Centers increased $0.1 million and $0.9 million for the three months and nine months ended September 30, 1999, respectively, compared to the corresponding periods of the prior year. These increases are believed to be the result of effective target marketing and an increasing effort to reach new patrons through promotions and out-door billboard advertising during the first and second quarter. In the third quarter, the Company's primary marketing effort was directed toward the live thoroughbred meet and less emphasis was placed on Racing Center marketing. Purse expenses decreased $0.7 million and $1.7 million for the three months and nine months ended September 30, 1999, respectively compared to the corresponding periods of the prior year as a result of the new thoroughbred and amended harness horsemen's contracts. The changes reflected in the Amended and Restated Management and Consulting Agreement between the Company and Maryland-Virginia Racing Circuit, Inc., a wholly-owned subsidiary of the Maryland Jockey Club (the "MJC Agreement"), resulted in a reduction of expenses by $ 0.2 million and $0.6 million for the three months and nine months ended September 30, 1999, respectively, compared to the corresponding periods of the prior year. Efficiencies in personnel costs, printing, and other expenses reduced costs by an additional $0.3 million for the nine months ended September 30, 1999, compared to the corresponding period of the prior year. As a result, net income at the Racing Centers increased $1.0 million and $3.5 million for the three months and nine months ended September 30, 1999.

     Track. In an effort to minimize losses from live racing, the Company's 1999 Harness and Thoroughbred meets were scheduled to optimize revenue from export simulcasting. As the majority of the costs associated with live racing are fixed, the Company attempted to maximize export simulcasting revenue and minimize the variable costs by having a mid-afternoon post time resulting in less competition from other racetracks' signals in the export simulcast market. As a result of such efforts coupled with a reduction in the number of harness race days (30 days in 1999 as compared to 43 days in 1998), the loss for the 1999 Harness meet was approximately $0.7 million as compared to $1.0 million in 1998. The 1999 Thoroughbred meet has lost approximately $0.3 million through September 30, 1999, which is $0.3 million less than the 1998 Thoroughbred meet as of September 30, 1998. The improvement of the 1999 Thoroughbred meet was primarily a result of savings achieved under the amended MJC Agreement in which Maryland-Virginia Racing Circuit, Inc. is no longer reimbursed for expenses incurred while acting as managers of the thoroughbred meet as well as cost saving measures taken as discussed above.

     Corporate. For the three months and nine months ended September 30, 1999, respectively, corporate overhead increased $0.1 million and $0.6 million over the corresponding periods of the prior year. For the nine months ended September 30, 1999, the overall increase in corporate overhead was primarily attributed to an increase in professional fees of $0.5 million relating to the Norglass arbitration. Cost associated with the development of the Dumfries facility of approximately $0.1 million also contributed to the increase in corporate overhead for the three months as well as the nine months ended September 30, 1999.

     Interest Expense, Net. Interest expense, net of interest income, increased $0.1 million and $0.6 million for the three months and nine months ended September 30, 1999, respectively, from the corresponding periods of the prior year. The increase in interest expense was primarily a result of an increase in debt from $22.5 million at September 30, 1998 to $27.8 million at September 30, 1999 and the provision for interest of $0.3 million relating to the Norglass arbitration award. The increase in debt is largely attributable to the issuance of $1.5 million note to Maryland-Virginia Racing Circuit, Inc. in settlement of disputed management fees for 1997 and 1998, the issuance of $1.8 million note to Norglass in settlement of an award ordered by the American Arbitration Association and the issuance of notes payable of $0.9 million and $0.6 million for 1999 purses to an affiliate of a shareholder and the Maryland Jockey Club,respectively. The Company also received loans aggregating $0.9 million from an affiliate of a shareholder to meet the 1999 Thoroughbred meet expenses, and pay a portion of the Norglass settlement. Principal payments of long-term debt, net of other borrowings amounted to $0.4 million.

     The following table sets forth certain operating results as a percentage of total revenues for the periods indicated:

                                                       (Percentage of Total Revenues)
                                                 Three Months Ended     Nine Months Ended
                                                    September 30,          September 30,
                                                 ------------------     ------------------
                                                   1999      1998         1999      1998
                                                 -------   --------     --------  --------
Revenues:
     Pari-mutuel and simulcasting commissions      91.3%      89.6%        92.7%    90.7%
     Other                                          8.7%      10.4%         7.3%     9.3%
                                                 -------   --------     --------  --------
          Total revenues                          100.0%     100.0%       100.0%   100.0%
Direct operating expenses:
     Purses, fees, and pari-mutuel taxes           30.8%      43.0%        32.0%    43.5%
     Simulcast and other direct expenses           45.4%      48.0%        39.7%    46.6%
                                                 -------   --------     --------  --------
          Total direct operating expenses          76.2%      91.0%        71.7%    90.1%
Selling, general, and administrative expenses      19.2%      17.4%        18.1%    17.9%
Depreciation and amortization                       5.4%       4.6%         5.6%     4.8%
                                                 -------   --------     --------  --------
Earnings (loss) from operations                    (0.8)%    (13.0)%        4.6%   (12.8)%
Interest income (expense), net                     (7.5)%     (6.9)%       (9.9)%   (7.0)%
                                                 -------   --------     --------  --------
Loss before taxes                                  (8.3)%    (19.9)%       (5.3)%  (19.8)%


     Total Revenues. Total revenues for the three months ended September 30, 1999 increased slightly as compared to the same period of the prior year. Total revenues for the nine months ended September 30, 1999 decreased $0.25 million (1.1%) from the corresponding period of the prior year. The decrease in total revenues for the nine months primarily reflects decreases of $0.89 million in live harness meet revenue and $0.22 million in live thoroughbred meet revenue, offset by an increase of $0.86 million at the Racing Centers. The decrease in live harness meet revenues was primarily due to the reduction in the number of race days (30 days in 1999 as compared to 43 days in 1998). The decrease in live thoroughbred meet revenue was impacted by a decrease in attendance. In an effort to maximize export simulcasting revenue, the Company scheduled the thoroughbred meet with a mid afternoon post time of 3:00. In doing so, attendance was negatively affected. Through effective advertising campaigns, the Company was able to increase revenue at the Racing Centers eventhough the Brunswick Racing Center was only opened five days per week in 1999. From January until late April 1998, Brunswick Racing Center was opened seven days per week.

     Direct Operating Expenses. As a percentage of revenues, direct operating expenses decreased 14.8% and 18.4% for the three months and nine months ended September 30, 1999, respectively, from the corresponding periods of the prior year. The decrease in operating expenses was principally attributed to decreases in purse expense, fees, and simulcast and other direct expenses. The Company incurred purse expense of $6.1 million in 1998. In 1999, the Company will contribute a total of $4.6 million for thoroughbred and harness purses, of which $3.6 million will be expensed in 1999. The remaining $1.0 million of 1999 purse contribution is expected to be paid from funds on deposit at December 31, 1998 and the repayment of a loan from the thoroughbred purse account. Due to the new thoroughbred and amended harness horsemen's contracts, purse expense for the three months and nine months ended September 30, 1999 was approximately $0.7 million and $2.0 million less than the corresponding periods of 1998 or 63.6% and 46.5% of the decrease in direct operating expenses, respectively. The decrease in fees and pari-mutuel taxes was primarily a result of the Company's success in negotiating an amendment to the MJC Agreement with Maryland-Virginia Racing Circuit, Inc., a subsidiary of the Maryland Jockey Club. Savings as a result of this amendment accounted for approximately $0.2 million and $0.6 million or 18.2% and 14.0% of the decrease in direct operating expenses for the three months and nine months ended September 30, 1999, respectively. The decrease in simulcast and other direct expenses was primarily a result of the changes in Track operations (approximately $0.2 million and $1.3 million or 18.2% and 30.2% of the decrease in direct operating expenses for the nine months ended September 30, 1999, respectively) discussed in Total Revenues above and the implementation of cost saving measures, personnel reduction, and improvements in operating efficiencies (approximately $0.4 million or 9.3% of the decrease in direct operating expenses for the nine months ended September 30, 1999).

     Selling, General and Administrative Expenses (SG&A). As a percentage of revenues, SG&A increased 1.8% and 0.2% for the three months and nine months ended September 30, 1999, respectively, from the corresponding periods of the prior year. For the nine months ended September 30, 1999, the increase in SG&A as a percentage of revenues was primarily attributed to non-recurring legal and consulting fees relating to the Norglass arbitration of approximately $0.5 million (see footnote 3 to the Financial Statements). Development costs relating to the Dumfries project of $0.1 million also contributed to the increase in SG&A as a percentage of revenues for both the three months and nine months ended September 30, 1999. Continual efforts in reducing personnel, printing, and other expenses resulted in cost savings of $0.6 million for the nine months ended September 30, 1999.

     In July 1999, the Company signed a letter of intent to enter into a purchase option agreement to acquire 85 acres of land for the development of a new racetrack and simulcast wagering racing center in Dumfries, Virginia. The Company applied for licenses from the Commission to own and operate a racetrack (including live and simulcast wagering) on this property. On November 9, 1999, the Dumfries Town Council rejected the Company's proposal, making the Commission's grant of licenses unlikely, and thus all costs related to the development of the Dumfries facility as of September 30, 1999 were charged off.

     Interest Expense, Net. Interest expense, net of interest income, increased $0.1 million and $0.6 million for the three months and nine months ended September 30, 1999, respectively, from the corresponding periods of the prior year. The increase in interest expense was primarily a result of an increase in debt from $22.5 million at September 30, 1998 to $27.8 million at September 30, 1999 and the provision for interest of $0.3 million relating to the Norglass arbitration award. The increase in debt is largely attributable to the issuance of $1.5 million note to Maryland-Virginia Racing Circuit, Inc. in settlement of disputed management fees for 1997 and 1998, the issuance of $1.8 million note to Norglass in settlement of an award ordered by the American Arbitration Association and the issuance of notes payable of $0.9 million and $0.6 million for 1999 purses to an affiliate of a shareholder and the Maryland Jockey Club, respectively. The Company also received loans aggregating $0.9 million from an affiliate of a shareholder to meet the 1999 Thoroughbred meet expenses, and pay a portion of the Norglass settlement. Principal payments of long-term debt, net of other borrowings amounted to $0.4 million.

     Net Loss. Net loss for the three months and nine months ended September 30, 1999 was $0.6 million and $1.2 million, respectively, compared to net loss of $1.5 million and $4.4 million for the corresponding periods of the prior year. The decrease in net loss was a result of the factors discussed above.

     Effect of Hurricane Floyd. The Company's operations were suspended for two days in September 1999 due to treacherous weather condition caused by Hurricane Floyd. The loss of revenues is estimated to be $181,000. As a good portion of the Company's costs are fixed, the loss of revenues' impact on net income was severe. The Company estimates the loss impact to net income to be $126,000. The Company filed an insurance claim for loss of business income in the amount of $75,000.

LIQUIDITY AND SOURCES OF CAPITAL

     Cash Flows. For the nine months ended September 30, 1999, operating activities provided approximately $0.4 million of cash. The net loss adjusted for non-cash items such as depreciation and amortization provided $0.1 million. Accounts payable and other accrued liabilities provided $1.6 million of cash. The increase in accounts receivable and the other assets utilized $0.5 million of cash. Net payment of purses utilized an additional $0.8 million of cash. Investing activities utilized approximately $1.4 million of cash, resulting from the reduction of construction payables and capital expenditures. Financing activities provided $1.3 million of cash, primarily from loans for 1999 purses by an affiliate of a shareholder and the Maryland Jockey Club of $0.9 million and $0.6 million, respectively. The Company also received a loan of $0.4 million from an affiliate of a shareholder to meet operating expenses relating to the 1999 Thoroughbred meet. Loans from other sources amounted to $0.1 million and principal payments of long-term debt utilized $0.7 million.

     In June 1999, the Company entered into a three year contract with the Virginia Horsemen's Benevolent and Protective Association to provide for thoroughbred purses. Under the contract, $3,125,000 is guaranteed to be available for purses for the 1999 thoroughbred meet. Of this amount, $1,500,000 is considered to be an advance of purse money due in years 2000 and 2001. In years 2000 and 2001, the Company is required to pay 5 1/4% of the handle generated on simulcast thoroughbred racing to the thoroughbred purse account. The advance will be repaid in an annual amount of $750,000 plus interest at the prime rate from the 5 1/4% that would otherwise be contributed to the purse account in years 2000 and 2001.

     EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. The Company's EBITDA for the first nine months of 1999 and 1998 was $2.3 million and $(1.8) million, respectively. The increase in EBITDA is primarily due to higher income before interest and income taxes due to the changes in revenues, operating expenses and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, and depreciation and amortization.

     On January 11, 1999, the Company negotiated an agreement with PNC Bank, N.A. ("PNC"), which restructured the principal payments of the Credit Agreement dated June 26, 1997. Under the agreement, in lieu of making principal payments on the due dates, the guarantors are required to deliver to PNC, letters of credit in the face amount of future principal payments. The letters of credit shall have an expiration date of July 31, 2000. A guarantor posted letters of credit in the amounts of $1.0 million, $500,000, $500,000, and $500,000 in lieu of the Company making the principal payment due December 31, 1998, March 31, 1999, June 30, 1999, and September 30, 1999, respectively. The Company anticipates that the guarantors will continue to post letters of credit for the principal payments due during 1999 and 2000.

     The Company expects that cash flows from operations and the availability of other capital and financial resources will provide sufficient liquidity to meet its normal operating requirements and capital expenditure plans over the next twelve months. However, the Company has $25.2 million of debt coming due within the next twelve months. The Company will be required to refinance this debt on terms acceptable to the lenders, obtain debt financing from new sources or raise additional equity. There is no assurance that the Company will be successful in these efforts, or if successful, that the terms of such additional capital will be favorable to the Company.

SEASONALITY AND THE EFFECT OF INCLEMENT WEATHER

     Revenues and expenses relating to the Track may be higher during scheduled live racing than at other times of the year. In addition, weather conditions sometimes cause cancellation of outdoor horse races or curtail attendance, both of which reduce wagering. Attendance and wagering at both outdoor races and indoor Racing Centers also may be adversely affected by certain holidays and professional and college sports seasons as well as other recreational activities. Conversely, attendance and wagering may be favorably affected by special racing events which stimulate interest in horse racing, such as the Triple Crown races in May and June and the Breeders' Cup in November. As a result, the Company's revenues and net income may fluctuate from quarter to quarter. Given that a substantial portion of the Company's Track expenses are fixed, the loss of scheduled racing days could have a material adverse affect on the Company's profitability, as demonstrated by recent closures resulting from Hurricane Floyd. The Company believes that simulcasting diminishes, but does not eliminate the effect of inclement weather on wagering.

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

     The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company is currently in the process of replacing certain hardware and software in order to be year 2000 compliant. The project is scheduled to be completed by the end of 1999 without material costs. The Company relies significantly on the totalisator system used in pari-mutuel wagering, which is provided and supported by an outside vendor and the Year 2000 issue is a concern. The Company has received notification from this vendor certifying that the system which supports Colonial Downs is Year 2000 compliant. If the software changes and modifications (both internal and external) of existing software are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

FORWARD LOOKING INFORMATION

     The statements contained in this report which are not historical facts, including, but not limited to, statements found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, are forward looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward looking statements in this report could differ materially from those contemplated by such forward looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the report, including without limitations the portions of such statements under the caption referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements. Such risks include but are not limited to acts by parties outside the control of the Company, including the Maryland Jockey Club, horsemen associations, and the Virginia Racing Commission, political trends, the effects of adverse general economic conditions, governmental regulation, or the award of licenses to a third party to own and operate a racetrack elsewhere in Virginia.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of the Company's debt obligations at September 30, 1999 were either fixed rate obligations or variable rate obligations which provide the Company various options in determining the rate of interest. Management therefore does not believe that the Company has any material market risk from its debt obligations.

PART II - OTHER INFORMAION

Item 1.  LEGAL PROCEEDINGS

     In March 1999, the Circuit Court of the Richmond ruled that the Commission lacked the authority to require the Company to continue making contributions to a purse account for thoroughbred horsemen in the absence of a contract to such effect but did have the authority to require the Company to post a $3.25 million bond. The Commission required the posting of such bond within three days after the court's ruling. The Company posted such bond five days after the deadline established by the Commission. In July, 1999, the Commission imposed a $10,000 fine for filing the bond late. The Company elected to pay the fine rather than pursue appeals of the Commission's decision.

     In April 1999, the Commission ordered Colonial Downs to enter into an agreement with the thoroughbred horsemen representative group, the Virginia Horsemen's Benevolent and Protective Association, Inc. (the "VaHBPA"), by April 28, 1999. Colonial Downs was unsuccessful in reaching an agreement with the VaHBPA by April 28 (but did enter into such agreement as of June 15, 1999), and the Commission conducted an informal fact finding conference on May 14, 1999 on the matter. In September, 1999, the Commission imposed a $10,000 fine for the Company's failure to meet the deadline established by the Commission. The Company has paid the fine and dismissed its appeals relating to the Commission's order.

     In connection with the Norglass arbitration decision, in August 1999, Lawyers' Title Insurance Company filed suit in New Kent County Circuit Court (Case No. CL 99-27) against Colonial Downs, L.P., Colonial Downs Holdings, Inc., Jeffrey P. Jacobs and Richard Jacobs for collection of approximately $6.7 million (the aggregate amount of recorded mechanics' liens as of the date of the filing) under certain indemnification guarantees covering mechanics' liens against the real estate on which the Track is located. No further action has been taken in such matter. Norglass' mechanics' lien for $6.5 million was released. The Company is seeking to resolve remaining mechanics' liens pending against the Track property, which if resolved, would moot claims under the guarantees.

     The information set forth in Note 3 in the Notes to the Financial Statements in Part I of this report is also incorporated by reference thereto.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on July 6, 1999 in New Kent County, Virginia. At the meeting, Messrs. Arnold W. Stansley and William
J. Koslo, Jr. were re-elected to the Company's Board of Directors to serve three year terms. The results of the election of directors are as follows:

Director                    Votes in Favor     Votes Witheld
---------------------       --------------     -------------
Arnold W. Stansley            14,591,009         46,313
William M. Koslo, Jr.         14,591,009         46,213

     In addition, Mr. Samuel D. Berman was nominated for consideration as a director by motion of a shareholder. He received 70,316 votes and was not elected. Messrs. Jeffrey P. Jacobs, Patrick McKinley, Stephen Peskoff, Robert
H. Hughes, William J. Koslo, Jr., and David C. Grunenwald continue to serve as directors of the Company.

     In addition to the election of directors, shareholders approved an amendment to the Company's 1997 Stock Option Plan to permit the granting of options for up to an additional 95,000 shares of Class A Common Stock under the plan. The results of the voting for the amendment are as follows:

Votes in Favor       Votes Against
--------------       -------------
  13,929,981             245,382

     Finally, the shareholders ratified the selection of BDO Seidman, LLP as the Company's independent certified public accountants for 1999. The results of voting for the ratification of auditors are as follows:

Votes in Favor       Votes Against
--------------       -------------
  14,591,009             114,801

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibit 10.43    Promissory note payable to Norglass, Inc., dated
                     September 24, 1999
    Exhibit 10.44    Promissory note payable to CD Entertainment, Ltd., dated
                     September 30, 1999
    Exhibit 10.45    Promissory note payable to CD Entertainment, Ltd., dated
                     August 31, 1999
    Exhibit 10.46    Promissory note payable to CD Entertainment, Ltd., dated
                     August 15, 1999
    Exhibit    27    Financial Data Schedule

B   Reports on Form 8-K     None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COLONIAL DOWNS HOLDINGS, INC.

                                    By: /s/ Ian M. Stewart
                                    ---------------------------------
                                    Ian M. Stewart, President
                                    and Chief Financial Officer
                                    November 15, 1999