Form 10-K
period 1999-12-31
COLONIAL DOWNS HOLDINGS INC
filed 2000-04-04
CIK 1027430

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1999

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

     Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class on Which Registered              Name of Each Exchange
Class A Common Stock, par value $0.01 per share      NASDAQ Small Cap Market

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

Number of Shares of Class A Common Stock outstanding as of March 27, 2000 - 5,025,239 Number of Shares of Class B Common Stock outstanding as of March 27, 2000 - 2,242,500


                  DOCUMENTS INCORPORATED BY REFERENCE - None

                                     PART I

ITEM 1.     BUSINESS

GENERAL

     Colonial Downs Holdings, Inc., (the "Company"), a Virginia Corporation, was incorporated in 1996. The Company owns and operates, through its wholly- owned subsidiaries, Colonial Downs Racetrack (the "Track") in New Kent, Virginia, which primarily conducts pari-mutuel wagering on thoroughbred and standardbred horse racing. The Company also owns and operates four satellite wagering facilities ("Racing Centers"), which provide simulcast pari-mutuel wagering on thoroughbred and standardbred horse racing from selected racetracks through out the United States.

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

     The Company's revenues are comprised of (i) pari-mutuel commissions from wagering on races broadcast from out-of-state racetracks to the Company's Racing Centers and the Track using import simulcasting; (ii) wagering at the Track and the Company's Racing Centers on its live races; (iii) admission fees, program and racing form sales, and certain other ancillary activities; (iv) Commissions from food and beverage sales and concessions; and (v) fees from wagering at out-of-state locations on races run at the Track using export simulcasting.

STRATEGY

     The Company intends to be a leading participant in the industry by capitalizing upon its unique dirt and turf track capabilities for live racing, expansion of its Racing Center network, and its alliance with Maryland Jockey Club to provide experienced management for the Track and Racing Centers.

     Track - The Track's one and a quarter mile dirt track is one of the largest tracks in the United States and its 180 foot wide mile turf track is the largest turf track in North America. These unique configurations have and are expected to attract quality horses to the Track. The Track was host to the 1998 Breeders Crown, one of the premier North American standardbred racing events, in November 1988. The Virginia Derby, a race for three-year old thoroughbreds, was held in October 1998 and 1999 on the Company's turf track. The Company intends to develop the Virginia Derby as a graded stakes race as a warm up to the Breeders' Cup. The Company believes that by hosting and creating marquee racing events, the Company will be able to improve its market visibility, attract additional patrons to the Track and its Racing Centers, and enhance its ancillary revenues from export simulcasting, corporate sponsorships, group sales events, and food and beverage sales.

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

     Racing Centers - By state law, the Company can operate up to six Racing Centers in Virginia. The Company currently operates four Racing Centers located in Richmond, Chesapeake, Hampton, and Alberta, Virginia. These Racing Centers employ state-of-the-art audio/visual technology for maintaining quality import simulcast thoroughbred and standardbred races from nationally known racetracks. The Racing Centers are structured to accommodate the needs of various patrons from the seasoned handicapper to the novice wagerer. The Racing Centers provide patrons with a comfortable upscale environment including a full bar and a range of restaurant services. In addition, automated wagering equipment is available to patrons in order to make wagering more user-friendly to the novice and more efficient for the expert. This automated wagering equipment, touch-screen interactive terminals and personalized portable wagering terminals, provide patrons with current odds information and enable them to place wagers and credit winning tickets to their accounts without waiting in line. Under current law, before the Company can open its last two Racing Centers, it is required to win approval through a local referendum process in the municipality in which the facility will be located. The Company intends to open the additional Racing Centers by no later than 2003.

     Strategic Alliance - The Company entered into a Management and Consulting Agreement (the "Agreement") with Maryland-Virginia Racing Circuit, Inc. an affiliate of the Maryland Jockey Club ("MJC"), to provide experienced management for the Track and Racing Centers and to create a Virginia-Maryland thoroughbred racing circuit. Under the Agreement, Maryland Jockey Club agreed to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during the
Company's live thoroughbred meets. Parties to the Agreement also agreed to exchange simulcast signals for their live meets at no cost to either party. An amendment to the Agreement (the "Amended Agreement") was signed by both parties on January 15, 1999, which restructured among other terms, MJC's responsibilities as manager and the management fee paid to MJC. On July 1, 1999, MJC assumed operating responsibilities for the Company's Racing Centers as well as the live standardbred and thoroughbred meets. Prior to the Amended Agreement, MJC agreed to manage the Company's thoroughbred meet, and the Company agreed to reimburse MJC for the personnel it provided to manage such meet. Under the amended agreement, MJC is no longer reimbursed for expenses incurred while acting as manager of these operations. Also, under the Amended Agreement, the management fees were reduced from 2% of amounts wagered at the Company's facilities (other than on live standardbred meets conducted at the Track) to 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia excluding certain conditions ("Handle") specified in the Amended Agreement and 2.0% of all Handle in excess of $75 million per calendar year. Management fees relating to the Company's new Racing Centers, if any, will be either 2% or 3.25% of Handle depending upon their location and the amount of handle.

PURSE STRUCTURE

     The Company has previously taken steps to ensure competitive purses to attract quality horses at the Track by way of a guaranteed purse structure. The Company generally contributes to the thoroughbred and standardbred purse accounts, respectively, a certain percentage of all thoroughbred and standardbred wagers at its Racing Centers. The purse structure is negotiated with the respective horsemen's groups, the Virginia Horsemen's Benevolent and Protective Association ("VaHBPA") for thoroughbred horsemen and the Virginia Harness Horse Association ("VHHA") for standardbred horsemen. The agreement with the VaHBPA expires December 31, 2001. There is not a current agreement with the VHHA; however, a new agreement is anticipated under legislation that is expected to become effective in April 2000.

     The Company's purses have been competitive with purses at racetracks in the mid-Atlantic market that conduct meets concurrently with the Company's meets, with the possible exception of Delaware Park, which has video lottery terminals ("VLTs") or slot machines. Revenues from VLTs have enabled Delaware Park to increase the purses offered. The racetrack in Charlestown, West Virginia has acquired slot machines and the purses it offers are expected to increase to become more competitive with those offered by the Company.

COMPETITION

     The Company competes with racetracks located outside Virginia (including several in Delaware, Maryland, New Jersey, New York, Pennsylvania, and West Virginia) and other forms of gaming, such as land-based casinos, including those in Atlantic City, and statewide lotteries in Virginia and neighboring states. The Company also faces competition from a wide range of entertainment options, including live and televised sporting events and other recreational activities such as theme parks (Kings Dominion to the northwest and Busch Gardens to the southeast) and more recently internet based pari-mutuel wagering.

     The possible legalization of other forms of gaming in Virginia, such as riverboat casinos could have an adverse effect on the Company's performance. Although bills for the creation of riverboat casinos have failed in the Virginia legislature, proponents of riverboat gaming in Virginia may continue to seek legislative approval. It is not possible, at this time, to determine if or when additional forms of gaming will be permitted in Virginia or neighboring states and, if so, the impact, if any, on the Company.

     The Company competes and will compete for wagering dollars and simulcast fees with live racing and races simulcast from racetracks in other states, particularly racetracks in neighboring states such as Charles Town in West Virginia, Pimlico Race Course, Laurel Park, and Rosecroft Raceway in Maryland, and Delaware Park in Delaware. The Company believes that the Management Agreement with MJC will continue to promote coordination of thoroughbred events between Maryland and Virginia. However, if the Virginia or Maryland Racing

Commissions do not approve the party's proposed racing days, or if the Virginia-Maryland thoroughbred racing circuit is otherwise unsuccessful, the Track may compete directly with Pimlico Race Course and Laurel Park in Maryland.

     The Company anticipates that it will experience adverse effects from the continued legalization of VLT and slot machines in neighboring states such as Delaware and West Virginia. Racetracks with VLTs and/or slot machines generally are required to devote a significant portion of VLT and/or slot machine revenues to the purses for which horses race. As a result, such racetracks may be able to offer higher purses which can make it difficult for the Company to attract horsemen to race at the Track.

REGULATION

     The Company's success is dependent upon continued government and public acceptance of horse racing as a form of legalized gaming. Although the Company believes that pari-mutuel wagering on horse racing will continue to be legal in Virginia, gaming has come under increasing scrutiny nationally and locally. The National Gaming Commission (the "NGC") conducted a comprehensive legal and factual study of gambling in the United States and existing federal, state, and local policies and practices with respect to the legalization or prohibition of gambling activities. The NGC published its findings and recommendations in It is not possible to predict the future impact of any of these recommendations on the Company and its operations; however, adoption of these recommendations could have a material adverse effect on the Company's business. Opposition to the Virginia Racing Act has been unsuccessfully introduced in the Virginia legislature in the past, but additional legislative opposition may arise in the future. If the Virginia Racing Act was repealed or materially amended, such action could have a material adverse effect on the Company's business of pari-mutuel wagering.

     Virginia Racing Act - Under the Virginia Racing Act, the Virginia Racing Commission is vested with control over all aspects of horse racing with pari-mutuel wagering and the power to prescribe regulations and conditions under which such racing and wagering are conducted. The Virginia Racing Commission is responsible for, among other things, (i) conducting a review annually of the Company's Track and Racing Center licenses, (ii) annually approving the Company's proposed schedule of racing days, (iii) approving new or modified types of pari-mutuel wagering pools requested by the Company, (iv) issuing permits to all officers, directors, racing officials, and other employees of the Company, and (v) approving simulcast schedules at the Track and at the Racing Centers. The Virginia Racing Commission also has the authority to Promulgate regulations pertaining to the Company's Track facilities, equipment, safety and security measures, and controls the issuing of licenses and permits for participants in pari-mutuel racing, including Company employees at the Track and at the Racing Centers. In addition, the Virginia Racing Commission must approve any acquisition or continuing ownership of a 5% or greater interest in the Company. Action by the Virginia Racing Commission that is inconsistent with the Company's business plan could have a material adverse effect on the Company.

     During the 2000 session of the Virginia General Assembly, an amendment to the Racing Act was passed that is likely to be effective April 2000 that will require the Company to enter into contracts with each representative horsemen group that provides for the Company to contribute a minimum of 5% of the first $75 million of simulcast handle, 6% of the next $75 million and 7% of all handle over $150 million to the purse account of the respective breed. An existing contract with the VaHBPA will not be affected by the change. The amendment also provides for the breakage generated by pari-mutuel wagering to be allocated 70% to capital expenditures and 30% to backstretch benevolent activities. Currently, the Company receives all breakage. Finally, the amendment empowers the Commission to summarily suspend the Company's licenses if it believes the Racing Act or the regulations have been violated.

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

     Federal Regulation - The Company's interstate simulcast operations are subject to the provisions of the federal Interstate Horse Racing Act, which regulates interstate off-track wagering. In order to conduct wagering on import simulcasting at the Track or any Racing Center, the Interstate Horse Racing Act requires the Company to obtain the consent of the Virginia Racing Commission, the consent of the racing commission of the state where the horse racing meet originates and the consent of the representative horsemen groups in the origination state. To conduct export simulcasting, the Company must obtain the consent of the Virginia Horseman's Benevolent and Protective Association or the Virginia Harness Horse Association, and the Virginia Racing Commission. Also, in the case of off-track wagering to be conducted at any of the Company's Racing Centers, the Interstate Horse Racing Act requires the Company to obtain the approval of all currently operating horse racetracks within sixty miles of the Racing Centers or if there are no currently operating tracks within sixty miles, the approval of the closest operating horse racetrack, if any, in an adjoining state. Significant delay in obtaining such consents and approvals or failure to obtain such consents or approvals could have a material adverse effect on the Company.

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

EMPLOYEES

     As of December 31, 1999, the Company had approximately 116 full-time and 160 part-time employees. During the live meets, the Company employs up to 150 temporary employees. The Company considers its relations with its employees to be good.

ITEM 2.     PROPERTIES

     Information regarding the Company's facilities as of December 31, 1999 is As follows:

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

ITEM 3.     LEGAL PROCEEDINGS

     Mechanic Lien Litigation.  In connection with the dispute with Norglass,
     ------------------------
that two subcontractors of Norglass filed mechanic's liens against the property. In Baker Roofing Company v. Colonial Downs Holdings, Inc., et al.
              -------------------------------------------------------------
(New Kent County Circuit Court Case No. CH98-76), a roofing subcontractor seeks payment of $137,790.10 and its subcontractor in turn seeks payment of $40,541.32 in NCI Building Components v. Baker Roofing Company, et al. (New
              -------------------------------------------------------
Kent County Circuit Court Case No. CH98-78). The Company is contesting these matters and is seeking a final resolution to all pending claims.

     Virginia Racing Commission's December 1999 Rulings.  Certain rulings of
     --------------------------------------------------
the Commission made at its December 15, 1999 Meeting and its written Order pertaining thereto issued on December 20, 1999 (the "December Order") gave rise to certain litigation initiated by Colonial Downs, L.P. (the "Partnership), Stansley Racing Corp. ("Racing") and others during the first quarter of 2000. The Commission rulings included: its order that the Partnership continue to set aside and to deposit into the Standardbred Purse Account 5% of handle wagered on standardbred simulcast races at the Partnership's Racing Centers (the "Purse Requirement") based upon the Commission's finding that certain agreements (the "VHHA Agreements") between the Partnership, Racing and the Virginia Harness Horse Association (the "VHHA") had renewed and were in force; its order that the Partnership make all payments necessary to have no accounts payable aged over 90 days by February 29, 2000 (the "Payables Requirement"); its order that the Partnership not make certain credit enhancement, development and consulting fee payments to Diversified Opportunities Group, Ltd., Premier Development Co. and Arnold W. Stansley (all related parties) (hereinafter, the "Related Parties"); its order that the Partnership and Racing conduct 40 days of live standardbred racing in 2000; and its direction to the Commission's Executive Secretary that he withhold approval of the Partnership's and Racing's monthly simulcast schedules unless he was satisfied that they were making progress toward meeting the terms of the December Order. In January 2000, Partnership, Racing and the Related Parties appealed certain of the Commission's December rulings, and Partnership and Racing filed a related declaratory judgment action (the "Declaratory Judgment Action") against the VHHA seeking a judicial declaration that the VHHA Agreements, which the Commission found to have renewed, had expired as of August 4, 1999.

     In connection with the appeal of the Commission's December Order,
(Colonial Downs, L.P., et al v. Virginia Racing Commission, Circuit Court of
----------------------------------------------------------
the City of Richmond, Case No. HN-256), the Partnership and Racing argued that the Commission violated Virginia's Administrative Process Act and Freedom of Information Act and exceeded its authority under the Virginia Horse Racing and Pari-Mutuel Wagering Act (the "Racing Act"). In particular, they challenged the Commission's procedures in finding that the VHHA Agreements were currently in force since it purported to conduct a fact-finding hearing on the matter without notice to the Partnership or Racing pursuant to Virginia Code Section

9.6-14:11. It was further argued that because the VHHA Agreements were not in force, the Commission had no authority to order the Partnership to deposit five percent (5%) of the simulcast standardbred handle into the Standardbred Purse Account. It was also asserted that the Commission violated the Administrative Process Act and Freedom of Information Act with respect to the Payables Requirement and the requirement that Related Party fees be waived as a condition of live racing. Further, it was argued that the Commission procedurally and substantively improperly delegated authority to its Executive Secretary by empowering him to withhold approval of the Partnership's and Racing's monthly simulcast schedules unless he was satisfied that they were making progress towards complying with the Commission's December Order. Finally, in light of the other procedural and substantive errors reflected in the December Order, it was alleged that the Commission committed reversible error and ignored the substantial evidence presented to it by arbitrarily requiring 40 days of live standardbred racing in 2000.

     By order entered on January 27, 2000, the Richmond Circuit Court entered a stay of the Commission's rulings with respect to the Purse Requirement and the Payables Requirement. The Court did not address the Commission's delegation of authority to its Executive Secretary to withhold approval of the monthly simulcast schedules in light of its other rulings. Colonial Downs, L.P. and
                                                   ------------------------
Stansley Racing Corp. v. Virginia Racing Commission, Case No. HN-59 (January
---------------------------------------------------
27, 2000)(Markow, J.). The Commission appealed the issuance of the stay, and by order entered February 22, 2000, the portion of the stay pertaining to the Purse Requirement was reversed by the Virginia Court of Appeals.

     In the Declaratory Judgment Action, Partnership and Racing argued that the VHHA Agreements terminated on August 4, 1999 based upon the terms of a Second Amendment, dated as of March 16, 1999, between the parties, written notices provided to the VHHA and a continuing course of conduct by the parties reflecting that the Agreements had terminated. The VHHA argued that written notice had not been properly provided under the terms of the VHHA Agreements and that the VHHA's course of conduct was inadequate to constitute a waiver of its alleged rights under the VHHA Agreements to assert the position that the Agreements had automatically renewed and did not terminate. A settlement of that case has been reached. The terms of the settlement include an acknowledgement by the parties that the VHHA Agreements are not in force, Partnership's agreement to continue, nevertheless, to make purse contributions of 5% of standardbred simulcast handle into the Standardbred Purse Account through the execution of a new contract, and the payment to Partnership of the sum of $315,000 from the Standardbred Purse Account. The settlement is contingent upon the Commission taking no steps to modify the terms of the settlement. If the Commission seeks to do so, the settlement will be of no force or effect and the matter will be submitted for adjudication by the Circuit Court. The Commission has expressed its approval of the settlement in concept.

     The effect of the settlement was to moot certain of the Commission's December rulings. By order entered on March 15, 2000, the Circuit Court found that the Commission violated Virginia's Freedom of Information Act and committed other procedural errors with regard to the issues raised on appeal. Notwithstanding these conclusions, however, the Court found that, with the exception of the ruling pertaining to the Related Party fees, the Commission's actions should not be reversed. The appeal period for any appeal of the Circuit Court's rulings expires on April 14, 2000.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on The NASDAQ Small Cap Market under the symbol "CDWN". The Company's stock began trading on March 18, 1997. The following table sets forth for the periods indicated the high and low closing prices per share of the Company's Common Stock as reported on The NASDAQ Small Cap Market.

                  1999 - By Quarter                    1998 - By Quarter
              1ST     2ND     3RD     4TH        1ST     2ND     3RD     4TH
            ------------------------------     ------------------------------
High Bid    $ 1.69  $ 2.56  $ 2.63  $ 1.50     $ 4.63  $ 4.38  $ 2.56  $ 1.50
Low Bid     $ 0.63  $ 1.38  $ 1.00  $ 0.81     $ 3.75  $ 2.31  $ 0.88  $ 0.38

     The closing price as of March 27, 2000 was $1.00 per share of Class A Common Stock. There are approximately 706 holders of record of Class A Common Stock on March 27, 2000.

     There is no established market for the Class B Common Stock. There are three holders of record of Class B Common Stock.

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

     On November 18, 1998, the Company received notification from The NASDAQ National Market that the Company had failed to meet certain market capitalization criteria. As a result, the Company's stock was reclassified as a small capitalization issue.

ITEM 6.     SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data derived from the Company's financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, included elsewhere herein.

                                                   (In thousands)
                                               Years Ended December 31,
                                  1999        1998        1997        1996
                               ---------   ---------   ---------   ---------
Income Statement Data:
Total revenues                 $  29,351   $  29,447   $  23,647   $   8,527
Income (loss) from operations      1,701      (3,597)       (467)       (468)
Net earnings (loss) before
 income taxes                     (1,139)     (5,372)         92        (645)
Net earnings (loss)               (1,139)     (5,288)          8        (645)

Basic and diluted net
 earnings (loss) per share     $   (0.16)  $   (0.73)  $    0.01   $   (0.22)

Balance Sheet Data (at period end):
Working capital (deficiency)   $ (26,565)  $ (14,661)  $  (9,466)  $  (5,925)
Total assets                      67,405      68,581      67,875      12,176
Current maturities of
 long-term debt                   24,774       9,184       1,373       1,685
Long-term debt excluding
 current maturities                2,975      15,008      15,390       3,491
Stockholders' equity              35,526      36,634      36,922         995

Cash Flow Data:
Net cash provided by (used in)
 operating activities          $     632   $  (2,289)  $   3,053   $     327
Net cash used in investing
 activities                       (1,546)     (5,884)    (48,851)     (3,999)
Net cash provided by
 financing activities              1,072       5,980      47,766       4,722

EBITDA (1)                     $   3,540   $  (1,995)  $     188   $    (184)

(1) EBITDA is defined as the sum of the Company's net earnings (loss), net interest expense, income taxes, depreciation, and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

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

     The Company's revenues are comprised of (i) pari-mutuel commissions from wagering on races broadcast from out-of-state racetracks to the Company's Racing Centers and the Track using import simulcasting; (ii) wagering at the Track and the Company's Racing Centers on its live races; (iii) admission fees, program and racing form sales, and certain other ancillary activities; (iv) net income from food and beverage sales and concessions; and (v) fees from wagering at out-of-state locations on races run at the Track using export simulcasting

     The amount of revenue the Company earns from each wager depends on where the race is run and where the wagering takes place. Revenues from import simulcasting of out-of-state races and from wagering at the Track and at the Racing Centers on races run at the Track consist of the total amount wagered at the Company's facilities, less the amount paid as winning wagers. The percentage of each dollar wagered on horse races that must be returned to the public as winning wagers (typically about 79%) is legislated by the state in which a race takes place. Revenues from export simulcasting consists of amounts payable to the Company by the out-of-state racetracks and the racing centers with respect to wagering on races run at the Track.

     The Company's revenues are heavily dependent on the operations of its Racing Centers. Revenues from the Racing Centers help support live racing at the Track. The Company plans to open two additional Racing Centers by no later than 2003, which if opened, will improve the Company's earnings.

     The most immediate challenge facing the Company is its liquidity. The Company expects that cash flows from operations and the availability of other capital and financial resources will provide sufficient liquidity to meet its normal operating requirements and capital expenditure plans over the next twelve months. However, the Company has $24.5 million of debt coming due within the next twelve months. The Company will be required to refinance this debt on terms acceptable to the lenders, obtain debt financing from new sources or raise additional equity. There is no assurance that the Company will be successful in these efforts, or if successful, that the terms of such additional capital will be favorable to the Company.

     The following table sets forth certain operating results as a percentage of total revenues for the periods indicated:

                                                        (Percentage of Net Revenues)
                                                          Years Ended December 31,
                                                     ----------------------------------
                                                         1999       1998       1997
                                                        ------     ------     ------
Revenues:
     Pari-mutuel and simulcasting commissions            93.0%      90.8%      88.1%
     Other                                                7.0%       9.2%      11.9%
                                                        ------     ------     ------
          Total revenues                                100.0%     100.0%     100.0%

Direct operating expenses:
     Purses, fees, and pari-mutuel taxes                 32.6%      39.1%      43.0%
     Simulcast and other direct expenses                 38.9%      46.8%      38.7%
                                                        ------     ------     ------
          Total direct operating expenses                71.5%      85.9%      81.7%
Selling, general, and administrative expenses            16.4%      20.9%      17.5%
Depreciation and amortization                             6.3%       5.4%       2.8%
                                                        ------     ------     ------
Income (loss) from operations                             5.8%     (12.2)%     (2.0)%
Interest income (expense), net                           (9.7)%     (6.0%)      2.4%
                                                        ------     ------     ------
Earnings (loss) before taxes                             (3.9)%    (18.2)%      0.4%
                                                        ======     ======     ======


COMPARISON OF FISCAL YEARS 1999 AND 1998

     Total revenues. Total revenues in 1999 were $29.3 million, a decrease of $.1 million from 1998 revenues of $29.4 million. Total revenue reflects a decrease of $1.2 million in live harness meet revenue and a $.3 million decrease in live thoroughbred meet revenue, offset by an increase of $1.4 million at the Racing Centers. The decrease in live harness meet revenues was primarily due to the reduction in the number of race days (from 46 in 1998 to 30 in 1999). The decrease in live thoroughbred meet revenue was impacted by a decrease in attendance. In an effort to maximize export simulcasting revenue, the Company scheduled the thoroughbred meet with a mid afternoon post time of 3:00. In doing so, attendance was negatively affected. Through effective advertising campaigns, the Company was able to increase revenue at the Racing Centers even though the Brunswick Racing Center was only opened five days per week in 1999. From January until late April 1998, Brunswick Racing Center was opened seven days per week.

     Direct Operating Expenses. As a percentage of revenues, direct operating expenses decreased 14.4%, or $4.3 million from the prior year. The decrease in operating expenses was principally attributed to decreases in purse expense, fees, and simulcast and other direct expenses. Purse expense decreased to $3.5 million for 1999 from $6.1 million for 1998 due to the new thoroughbred and amended harness horsemen's contracts. This purse expense reduction was offset by an increase in the fees due to MJC of $.6 million. The decrease in simulcast and other direct expenses was primarily a result of the changes in Track operations (approximately $2.0 million of the decrease in direct operating expenses) due to the reduction in live race days, a reduction in the thoroughbred meet management costs due to the revised and amended MJC agreement and the implementation of cost saving measures, and improvements in operating efficiencies. Signal fees and pari-mutuel taxes increased $.4 million at the Racing Centers due to the increase in revenue. Cost saving measures in the Racing Centers reduced other direct operating expenses by $.7 million.

     Selling, General and Administrative Expenses (SG&A). As a percentage of revenues, SG&A decreased 4.5% from 1998. The decrease in SG&A as a percentage of revenues was primarily attributed to efforts to reduce personnel and other expenses and resulted in net cost savings of $1.3 million from 1998. These savings were achieved in spite of non-recurring legal and consulting fees relating to the Norglass arbitration of approximately $0.7 million and costs relating to the Dumfries project, an unsuccessful effort to develop a new racetrack and simulcast wagering center in Dumfries, Virginia, of $0.3 million.

     Interest expense, Net. Interest expense, net of interest income, increased $1.1 million from 1998 to $2.8 million for 1999. The increase in interest expense was primarily a result of an increase in debt from $24.2 million at December 31, 1998 to $27.7 million at December 31, 1999, the provision for interest of $0.3 million relating to the Norglass arbitration award and $.4 million loan guarantee fee to a shareholder which had been waived in 1998. The increase in debt is largely attributable to the issuance of $1.8 million note to Norglass in settlement of an award ordered by the American Arbitration Association and the issuance of notes payable of $0.9 million and $0.6 million for 1999 thoroughbred purses to an affiliate of a shareholder and the Maryland Jockey Club, respectively. The Company also received loans aggregating $0.9 million from an affiliate of a shareholder and converted $.2 million of accounts payable to a note.

     Net Loss. Net loss decreased to $1.1 million in 1999 from $5.3 million in 1998. The decrease in net loss was a result of the factors discussed above.

     Effect of Hurricane Floyd. The Company's operations were suspended for two days in September 1999 due to treacherous weather condition caused by Hurricane Floyd. The loss of revenues is estimated to be $181,000. As a good portion of the Company's costs are fixed, the loss of revenues' impact on net income was severe. The Company estimates the loss impact on net income net of insurance recoveries to be approximately $100,000.

COMPARISON OF FISCAL YEARS 1998 AND 1997

     Total Revenues. Total revenues in 1998 were $29.4 million, an increase of $5.8 million (24.5%) over 1997 total revenues of $23.6 million. The increase primarily reflects a full twelve months of operations of the Hampton and Brunswick Racing Centers and an increase from thirty live racing days in 1997 to seventy-one days in 1998 at the Track (an increase of approximately $7.6 million) net of a decrease of revenues at the Company's other Racing Centers (a decrease of approximately $1.8 million).

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

     Interest Income (Expense). Interest expense increased $1.5 million from $0.3 million in 1997 to $1.8 million in 1998. The increase in interest expense was primarily due to the increase in short-term and long-term debt from approximately $16.8 million in 1997 to $24.2 million in 1998. Also contributing to the increase in interest expense was capitalized interest of approximately $1.1 million in 1997 during construction of the Track as compared to capitalized interest of approximately $146,000 in 1998. Interest income decreased $0.8 million in 1998 as compared to 1997. Interest income earned in 1997 primarily relates to interest earned on the proceeds from the Company's initial public offering, which were used to complete construction of the Track.

     Net Loss. The net loss incurred in 1998 was $5.3 million as compared to net earnings of $7,863 in 1997, reflecting the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     During 1999 and 1998, the Company incurred aggregate net losses of approximately $6,400,000 and has a working capital deficit of $26,565,000 at December 31, 1999. In addition, approximately $24,800,000 of the Company's debt is due in 2000.

     The Company's continued existence is dependent upon its ability to refinance or renew maturing debt and obtain adequate working capital to support its operations until they become profitable. The Company has been and continues to be largely dependent on the financial support of its principal stockholder, who has personally guaranteed $16,850,000 of the maturing debt and whose affiliate is the holder of $8,800,000 of additional debt. The Company is seeking continued financial support from this stockholder.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the company to continue as a going concern. The Report of Independent Certified Public Accountants contains a qualification that raises substantial doubt about the Company's ability to continue as a going concern.

     Cash Flows. After adjusting the net loss of $1.1 million for non-cash items such as depreciation and amortization, $.7 million in cash was provided. The increase in accounts payable and other operating liabilities and the decreases in accounts receivable and other assets and horsemen's deposits and purses used $.1 million of cash resulting in net cash provided by operating activities of $.6 million.  Investing  activities  utilized  approximately  $1.5 million of cash, with $1 million consisting of payments on prior year construction related liabilities and $.5 million of capital expenditures. Financing activities provided approximately $1.1 million of cash, primarily from the loans for purses as the Norglass liability had been previously recorded as accounts payable.

     In June 1999, the Company entered into a three-year contract with the Virginia Horsemen's Benevolent and Protective Association ("the VaHBPA") to provide for thoroughbred purses. Under the contract, $3,125,000 was guaranteed to be available for purses for the 1999 thoroughbred meet. Of this amount, $1,500,000 is considered to be an advance of purse money due in years 2000 and 2001. In years 2000 and 2001, the Company is required to pay 5 1/4% of the handle generated on simulcast thoroughbred racing to the thoroughbred purse account. The advance will be repaid by the VaHBPA in an annual amount of $750,000 plus interest at approximately the prime rate from the 5 1/4% that would otherwise be contributed to the purse account in year 2000 and 2001.

     EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. The Company's EBITDA for 1999 and 1998 was approximately $3.5 million and $(2.0) million, respectively. The increase in EBITDA is primarily due to higher income before interest and income taxes due to the changes in revenues, operating expenses and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, and depreciation and amortization.

     On January 11, 1999, the Company negotiated an agreement with PNC Bank, N.A. ("PNC"), which restructured the principal payments of the Credit Agreement dated June 26, 1997. Under the agreement, in lieu of making principal payments on the due dates, the guarantors were required to deliver to PNC letters of credit in the face amount of future principal payments. The letters of credit have an expiration date of July 31, 2000. Guarantors of the debt posted letters of credit totaling $2.5 million, in lieu of the Company making the principal payments due December 31, 1998 through December 31, 1999. The Company anticipates that the guarantors will continue to post letters of credit for the principal payments due during 2000.

EFFECT OF INFLATION

     The impact of inflation on the Company's operations has not been significant in recent years. There can be no assurance, however, that a high rate of inflation in the future will not have an adverse effect on the Company's operating results.

SEASONALITY AND THE EFFECT OF INCLEMENT WEATHER

     Revenues and expenses relating to the Track may be higher during scheduled live racing than at other times of the year. In addition, weather conditions such as those from Hurricane Floyd, sometimes cause cancellation of outdoor horse races or curtail attendance, both of which reduce wagering. Attendance and wagering at both outdoor races and indoor Racing Centers also may be adversely affected by certain holidays and professional and college sports seasons as well as other recreational activities. Conversely, attendance and wagering may be favorably affected by special racing events which stimulate interest in horse racing, such as the Triple Crown races in May and June and the Breeders' Cup in November. As a result, the Company's revenues and net income may fluctuate from quarter to quarter. Given that a substantial portion of the Company's Track expenses are fixed, the loss of scheduled racing days could have a material adverse affect on the Company's profitability. The Company believes that simulcasting diminishes the effect of inclement weather on wagering.

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

     As part of its Year 2000  readiness,  the  Company  reviewed  its  internal
systems  and  made  upgrades  where  necessary  and  to  the  extent   possible,
ascertained the level of Year 2000 readiness of third party data processors utilized by the Company. As most of the Company's data processing for its operations in handled by a third party, the cost of internal system upgrades was not significant.

     Currently, the Company has experienced no negative effects as a result of the Year 2000 conversion. However, there can be no assurance that during the fiscal year ending December 31, 2000 that no such disturbances will occur.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS133"). SFAS 133, amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company's adoption of SFAS 133 is not expected to have a material impact on its financial position or results of operations.

FORWARD LOOKING INFORMATION

     The statements contained in this report which are not historical facts, including, but not limited to, statements found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, are forward looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward looking statements in this report could differ materially from those contemplated by such forward looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the report, including without limitations the portions of such statements under the caption referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements. Such risks include but are not limited to acts by parties outside the control of the Company, including the Maryland Jockey Club, horsemen associations, the Virginia Racing Commission, political trends, the effects of adverse general economic conditions, the approval of future Racing Centers by referenda and/or the Commission and governmental regulation.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of the Company's debt obligations at December 31, 1999 were either fixed rate obligations or variable rate obligations which provide the Company various options in determining the rate of interest. Management therefore does not believe that the Company has any material market risk from its debt obligations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Report of Independent Certified Public Accountants                        20

Balance Sheets at year end 1999 and 1998                                  21

Consolidated Statements of Operations for years 1999, 1998 and 1997       22

Consolidated Statements of Changes in Stockholders' Equity for years
 1999, 1998 and 1997                                                      23

Consolidated Statements of Cash Flows for years 1999, 1998 and 1997       24

Notes to Financial Statements                                             25-39

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Colonial Downs Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Colonial Downs Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colonial Downs Holdings, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred net losses during 1999 and 1998 aggregating $6.4 million and has a working capital deficiency of approximately $26.6 million at December 31, 1999, which results in part from $15.5 million of bank debt maturing June 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/  BDO Seidman, LLP

Richmond, Virginia
March 24, 2000

                         COLONIAL DOWNS HOLDINGS, INC.
                                 BALANCE SHEETS
                      (In Thousands, Except Per Share Data)

                                                           December 31,  December 31,
                                                               1999         1998
                                                           -----------   -----------
                            ASSETS
Current assets:
  Cash and cash equivalents                                 $   1,313     $   1,155
  Horsemen's deposits                                             659           600
  Accounts receivable                                             253           296
  Prepaid expenses and other assets                               114           227
                                                             ---------     ---------
      Total current assets                                      2,339         2,278
Property, plant and equipment
  Land and improvements                                        15,554        15,581
  Buildings and improvements                                   48,472        48,042
  Equipment, furnishings, and fixtures                          2,853         2,765
  Leasehold improvements                                        1,124         1,122
                                                            ---------     ---------
                                                               68,003        67,510
  Less accumulated depreciation and amortization                3,817         1,122
                                                            ---------     ---------
      Property, plant and equipment, net                       64,186        65,324
Licensing costs, net of accumulated amortization of $311
 and $266, respectively                                           729           772
Other assets                                                      151           207
                                                            ---------     ---------
Total assets                                                $  67,405     $  68,581
                                                            =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $  2,764       $ 6,417
  Purses due horsemen                                             182           608
  Accrued liabilities and other                                 1,184           730
 Current maturities of long-term debt,
   and capital lease obligations                               15,974         9,184
Current maturities of long-term debt - related parties          8,800             -
                                                            ---------     ---------
      Total current liabilities                                28,904        16,939
Long-term debt and capital lease obligations                    1,750         8,508
Notes payable - related parties                                 1,225         6,500
                                                            ---------     ---------
      Total liabilities                                        31,879        31,947

Commitments and contingencies

Stockholders' equity
  Class A, common stock, $0.01 par value;  12,000 shares
   authorized;  5,025 and 5,008 shares issued and
   outstanding, respectively                                       50            50
  Class B, common stock, $0.01 par value; 3,000 shares
   authorized; 2,242 shares issued and outstanding                 23            23
  Additional paid-in capital                                   42,873        42,842
  Accumulated deficit                                          (7,420)       (6,281)
                                                            ---------     ---------
      Total stockholders' equity                               35,526        36,634
                                                            ---------     ---------
Total liabilities and stockholders' equity                  $  67,405     $  68,581
                                                            =========     =========

 The accompanying notes are an integral part of the consolidated financial statements.

                         COLONIAL DOWNS HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                         Years Ended December 31,
                                                ----------------------------------------
                                                    1999           1998           1997
                                                 ----------     ----------     ----------
Revenues
  Pari-mutuel and simulcasting commissions        $ 27,285       $ 26,737       $ 20,824
  Other                                              2,066          2,710          2,823
                                                 ----------     ----------     ----------
    Total revenues                                  29,351         29,447         23,647

Operating expenses
  Direct operating expenses
    Purses, fees, and pari-mutuel taxes              9,564         11,509         10,164
    Simulcast and other direct expenses             11,418         13,791          9,165
                                                 ----------     ----------     ----------
      Total direct operating expenses               20,982         25,300         19,329

  Selling, general, and administrative expenses      4,829          6,142          4,130
Depreciation and amortization                        1,839          1,602            655
                                                 ----------     ----------     ----------
    Total operating expenses                        27,650         33,044         24,114
                                                 ----------     ----------     ----------

Income (loss) from operations                        1,701         (3,597)          (467)
Interest expense                                    (2,905)        (1,825)          (278)
Interest income                                         65             50            837
                                                 ----------     ----------     ----------
Earnings (loss) before income taxes                 (1,139)        (5,372)            92
Provision for (benefit from) income taxes                -            (84)            84
                                                 ----------     ----------     ----------
             Net earnings (loss)                   $(1,139)      $ (5,288)      $      8
                                                  =========     ==========     ==========

Earnings (loss) per share data:
  Basic and diluted earnings (loss) per share      $ (0.16)      $  (0.73)      $   0.01
  Weighted average number of shares outstanding      7,260          7,250          6,318

   The accompanying notes are an integral part of the consolidated financial statements.

                             COLONIAL DOWNS HOLDINGS, INC.
                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (In Thousands)

                                    Common Stock         Additional                 Total
                              Class A         Class B      Paid-In   Accumulated Stockholders'
                           Shares  Amount  Shares  Amount  Capital    (Deficit)     Equity
                           ------  ------   ------  ------  -------    ---------  ----------
Balance at December 31,
 1996                         750   $  8     2,250   $ 23   $ 1,966     $(1,001)    $   996
  Sale of common stock      4,250     42         -      -    35,876           -      35,918
  Net earnings                  -      -         -      -         -           8           8
                           ------  ------   ------  ------  -------    ---------   ----------
Balance at December 31,
 1997                       5,000     50     2,250     23    37,842        (993)     36,922
  Conversion of Class B         8      -        (8)     -         -           -           -
  Land contribution             -      -         -      -     5,000           -       5,000
  Net loss                      -      -         -      -         -      (5,288)     (5,288)
                           ------  ------   ------  ------   -------    ---------   ---------
Balance at December 31,
 1998                       5,008     50     2,242     23    42,842      (6,281)     36,634
Stock in lieu of
 Directors' fees               17      -         -      -        31           -          31
Net loss                        -      -         -      -         -      (1,139)     (1,139)
                           ------  ------   ------  ------  --------    ---------   ---------
Balance at December 31,
 1999                       5,025   $ 50     2,242  $  23   $42,873    $ (7,420)   $ 35,526
                           ======  ======   ======  ======   =======    =========   =========

    The accompanying notes are an integral part of the consolidated financial statements.

                             COLONIAL DOWNS HOLDINGS, INC.
                               STATEMENTS OF CASH FLOWS
                                    (In Thousands)

                                                                     Years Ended
                                                      -----------------------------------------
                                                      December 31,  December 31,  December 31,
                                                          1999          1998          1997
                                                      -----------   -----------   ------------
OPERATING ACTIVITIES
Net earnings (loss)                                    $ (1,139)    $ (5,288)     $      8
Adjustments to reconcile net earnings (loss) to
 net cash provided by (used in) operating activities:
  Depreciation and amortization                           1,839        1,602           655
  Deferred income taxes and other                            31          (78)           84
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable
    and other assets                                         44          470        (1,094)
  Increase (decrease) in trade accounts payable and
    accrued liabilities                                     342          (51)        3,459
  Decrease (increase) in horsemen's deposits
    and purses                                             (485)       1,056           (59)
                                                      -----------   -----------   ------------
Net cash provided by (used in) operating activities    $    632     $ (2,289)      $ 3,053
                                                      -----------   -----------   ------------
Investing activities:
  Capital expenditures                                   (1,546)      (5,884)      (47,133)
  Increase (decrease) in purse notes payable
    due horsemen                                              -            -        (1,620)
  Other                                                       -            -           (98)
                                                      -----------   -----------   -----------
Net cash used in investing activities                    (1,546)      (5,884)      (48,851)
                                                      -----------   -----------   -----------
Financing activities:
  Proceeds from long-term debt and capital leases         2,375        6,398        11,389
  Payments on long-term debt and capital leases          (1,303)        (418)         (216)
  Proceeds from notes payable                                 -            -         4,612
  Payment on notes payable                                    -            -        (4,199)
  Increase in financing costs                                 -            -           (70)
  Proceeds from issuance of common stock, net                 -            -        36,250
                                                      -----------   -----------   -----------
Net cash provided by financing activities                 1,072        5,980        47,766
                                                      -----------   -----------   -----------
     Net change in cash and cash equivalents                158       (2,193)        1,968
Cash and cash equivalents, beginning of year              1,155        3,348         1,380
                                                      -----------   -----------   -----------
Cash and cash equivalents, end of year                 $  1,313     $  1,155       $ 3,348
                                                      ===========   ===========   ==========

Supplemental Cash Flow Information:
  Supplemental disclosure of noncash investing
  and financing activities
    Land contribution                                  $      -     $  5,000        $    -
    Capital lease obligation incurred                         -            -           229
  Cash paid for interest                                  2,083        1,915         1,094
  Conversion of accounts payable to long-term debt        2,485        1,450             -
  Cash paid for income taxes                                  -            -           218

     The accompanying notes are an integral part of the consolidated financial statements.

                      COLONIAL DOWNS HOLDINGS, INC.
                     NOTES TO  FINANCIAL STATEMENTS
                            December 31, 1999

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

Principles of Consolidation

     The consolidated financial statements include the following entities of Colonial and its subsidiaries (collectively, the "Company"), Colonial Downs, L.P. ("Partnership"), Stansley Racing Corp. ("SRC") and Colonial Downs Holdings, Inc. ("CD Holdings"). All significant intercompany accounts and transactions have been eliminated.

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

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO  FINANCIAL STATEMENTS - (Continued)

1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Capitalized Interest

     Interest in the amount of $146,000 and $1,068,000 was capitalized during 1998 and 1997, respectively, in connection with the construction of the Track and development of the Racing Centers. No interest was capitalized during 1999.

Property, Plant and Equipment

     Property, plant and equipment are stated at historical cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Estimated useful lives used are as follows:

     Land improvements                          20 to 40 years
     Building and improvements                   5 to 40 years
     Equipment, furnishings, and fixtures        2 to 20 years
     Leasehold improvements                      7 to 40 years

     Depreciation expense was $1,631,000, $1,541,000 and $534,000 for fiscal years 1999, 1998 and 1997, respectively.

     Costs of betterment, renewals, and major replacements are capitalized. Maintenance, repairs and minor replacements are expensed as incurred. Gains and losses from dispositions are included in the results from operations.

Licensing Costs and Amortization

     Licensing costs, which are being amortized over the twenty-year license period, consist primarily of professional fees associated with the application for the racetrack licenses and related licensing fees for the Racing Centers.

Revenue

     The Company primarily derives revenue from import simulcasting, which is the Company's share of wagering at its Racing Centers on races simulcasted from other racetracks. Revenue also is derived from live racing at the Track as well as export simulcasting of its live racing to other racetracks.

Horsemen's Purse and Awards

     Amounts due under agreements with the Virginia Horsemen's Benevolent and Protective Association, Inc. and the Virginia Harness Horse Association (Note
10) are accrued based on the terms of the agreements. Funds for purses for future live race meets are held in restricted cash accounts. As of December 31, 1999 and 1998 approximately $659,000 and $600,000, respectively, were held in the restricted cash accounts.

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Long-Lived Assets

     The carrying values of long-lived assets, principally identifiable intangibles, property, plant and equipment, are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the undiscounted cash flows over the remaining amortization periods. In such a case, the carrying value of the related assets would be reduced by the estimated shortfall of discounted cash flows.

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

Reclassifications

     Certain reclassifications have been made in the prior years' financial statements in order to conform to the December 31, 1999 presentation.

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to credit risk consist of cash equivalents, including horsemen's deposits, and accounts receivable. The Company's policy is to limit the amount of credit exposure to any one financial institution and place funds with financial institutions evaluated as being creditworthy. At December 31, 1999 the Company had cash deposits which exceeded federally insured limits by approximately $1,008,000.

                          COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS133"). SFAS 133, amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the adoption of SFAS 133 is not expected to have an impact on the Company's financial position or results of operations.

Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities (which can consist of stock options and warrants) that could share in earnings of an entity. The Company had no securities which had a dilutive effect on earnings per share for years ended December 31, 1999, 1998 and 1997.

2.   MANAGEMENT'S PLANS

     During 1999 and 1998, the Company incurred aggregate net losses of approximately $6,400,000 and has a working capital deficit of $26,565,000 at December 31, 1999. In addition, approximately $24,800,000 of the Company's debt is due in 2000.

     The Company's continued existence is dependent upon its ability to refinance or renew maturing debt and obtain adequate working capital to support its operations until they become profitable. The Company has been and continues to be largely dependent on the financial support of its principal stockholder, who has personally guaranteed $16,850,000 of the maturing debt and whose affiliate is the holder of $8,800,000 of additional debt. The Company is seeking the continued financial support from this stockholder.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.   MANAGEMENT AND CONSULTING AGREEMENT

     The Company entered into a Management and Consulting Agreement (the "Agreement") with Maryland-Virginia Racing Circuit, Inc., an affiliate of the Maryland Jockey Club ("MJC"), to provide experienced management for the Track and Racing Centers and to create a Virginia-Maryland thoroughbred racing circuit. Under the Agreement, Maryland Jockey Club agreed to suspend live

                          COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

3.   MANAGEMENT AND CONSULTING AGREEMENT- (CONTINUED)

racing at their racetracks, Laurel Park and Pimlico Race Course, during the Company's live thoroughbred meets. Parties to the Agreement also agreed to exchange simulcast signals for their live meets at no cost to either party. An amendment to the Agreement (the "Amended Agreement") was signed by both parties on January 15, 1999, which restructured among other terms MJC's responsibilities as manager and the management fee paid to MJC. Effective July 1, 1999, MJC became responsible for the Company's Racing Centers as well as the live standardbred and thoroughbred meets. MJC no longer is reimbursed for expenses incurred while acting as manager of these operations. Under the Amended Agreement, the management fees were reduced from 2% of amounts wagered at the Company's facilities (other than on live standardbred meets conducted at the Track), to 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia excluding certain conditions ("Handle") specified in the Amended Agreement and 2.0% of all amounts wagered in excess of $75 million per calendar year. Management fees relating to the Company's new Racing Centers will be either 2% or 3.25% of Handle depending upon their location and the amount of handle.

     The Agreement will remain in effect for as long as the Company owns, controls or operates the Track, not to exceed a term of 50 years. At the Company's option, the Company may terminate the agreement any time after 25 years upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination.

     Management fees incurred in 1999, 1998, and 1997 were $1.7 million, $1.1 million and $2.7 million, respectively.

4.   LAND CONVEYANCE

     Delmarva Properties, Inc. and Chesapeake Forest Products Company (collectively "Delmarva") and the Company entered into an agreement in which Delmarva, at no cost to the Company, conveyed the land required to build the racetrack and facilities in New Kent County. The original agreement contained certain land use restrictions and a reconveyance provision. On January 14, 1999, Delmarva and the Company entered into an agreement pursuant to which Delmarva agreed to relinquish their rights to require reconveyance of the property and to execute a deed of release to such effect. Delmarva also agreed to the following additional potential uses for the land and facilities: i) performing arts center; ii) athletic training facility; or iii) hotel conference center. Additional uses for the facilities are allowed upon approval by all parties. As of December 31, 1998, the $5.0 million estimated value of the land was recorded by the Company as a contribution to equity.

                          COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

5.   LONG-TERM DEBT, NOTES PAYABLE-RELATED PARTIES, AND CAPITAL LEASES

     Long-Term  Debt,  Notes   Payable-Related   Parties,  and  Capital  Leases,
consisted of the following:

                                                                          December 31,
                                                                   ---------------------------
                                                                       1999          1998
                                                                   -----------    ------------
Note payable to a bank maturing June 2000, bearing
interest at a variable rate (9.06% at December 31, 1999),
collateralized by substantially all assets, except the
Racing Centers, of the Company and guaranteed by certain
shareholders and related parties                                   $ 10,000,000   $ 10,000,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing September 2000, with interest payable
quarterly at a rate of 7.25%, collateralized by a second
deed of trust on the racetrack facility                               5,500,000      5,500,000

Note payable to a bank, maturing October 2000, bearing
interest at prime plus 1.0% (9.50% at December 31, 1999),
with monthly principal payment of $15,000, collateralized
by certain fixed assets                                                 480,000        645,000

Installment loans and capitalized leases collateralized by
certain vehicles, machinery and equipment, maturing at
various dates through September 2000, at interest rates
ranging from 3% to 9%                                                    51,543        153,974

Note payable to Maryland Jockey Club, maturing December
2005, Bearing interest at a rate of 7.75% payable
quarterly for the first two years and equal installments
of interest and principal to be paid quarterly over the
remaining five year term of the note, beginning in the
first quarter of 2001                                                 1,450,000      1,450,000

Note payable under the revolving credit facility with a
bank, bearing interest at a variable rate (9.06% at
December 31, 1999), due June 30, 2000, collateralized by
substantially all assets, except the Racing Centers, of
the Company and guaranteed by certain shareholders and
related parties                                                       5,000,000      5,000,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing August 2000, with an interest rate of 8.5%,
Collateralized by the Hampton Racing Center                           1,000,000      1,000,000

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

5.   LONG-TERM DEBT, NOTES PAYABLE-RELATED PARTIES, AND CAPITAL LEASES -
     (CONTINUED)

                                                                          December 31,
                                                                   ---------------------------
                                                                       1999          1998
                                                                   -----------    ------------

Note payable to Norglass, Inc. maturing September 24, 2000,
monthly interest payment at a rate of 6% until maturity.              1,850,000              -

Note payable to Maryland Jockey Club, bearing interest at
the prime rate, payable in two equal installments during
the years 2000 and 2001.                                                600,000              -

Note payable to CD Entertainment, Ltd., bearing interest
at the prime rate, payable in two equal installments during
the years 2000 and 2001.                                                900,000              -

Note payable to CD Entertainment, Ltd., maturing August 2001,
With monthly interest payment at the Lender's cost of funds
plus one-half percent (approximately 8.5% at December 31, 1999).        300,000              -

Note payable to CD Entertainment, Ltd., maturing September
2001, with monthly interest payment at the Lender's cost
of funds plus one-half percent (approximately 8.5% at
December 31, 1999).                                                     475,000              -

Note payable to Ryan Incorporated Central, bearing monthly
interest at 10%, payable in six equal monthly payments
commencing January 1, 2000.                                             142,735              -

Note payable from the thoroughbred purse account, due
August 1999, with interest rate of 5.48%, collateralized
by the Hampton Racing Center.                                                 -        360,000

Note payable to an insurance company, maturing October
1999, bearing interest at 6.83%, with monthly payments of
$8,622 including interest.                                                    -          83,557
                                                                    -----------     -----------
                                                                     27,749,278      24,192,531
Less current maturities.                                             15,974,278       9,184,378
Current maturities - related parties.                                 8,800,000               -
                                                                    -----------     -----------
                                                                      2,975,000      15,008,153
Less long-term debt - related parties.                                1,225,000       6,500,000
                                                                    -----------     -----------
Long-term debt, including capital lease obligations.                $ 1,750,000     $ 8,508,153
                                                                    ===========     ===========

                          COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO  FINANCIAL STATEMENTS - (Continued)

5.   LONG-TERM DEBT, NOTES PAYABLE-RELATED PARTIES, AND CAPITAL LEASES -
     (CONTINUED)

     The terms of the $10 million bank note and revolving credit loan with the bank contain, among other provisions, affirmative and negative covenants. As of December 31, 1998, the Company was in violation of certain covenants set forth in the loan agreement and as such, on January 11, 1999, the Company entered into a forebearance agreement with PNC Bank, N.A. ("PNC"). Under the agreement, in lieu of making principal payments on the due dates, the Guarantors are required to deliver to PNC a letter of credit in the face amount of the principal payment. Guarantors have posted $2.5 million in letters of credit in lieu of the Company making principal payments which had become due as of December 31, 1999. The letters of credit shall have an expiration of July 31, 2000.

     Scheduled maturities of notes payable and capital lease obligations are as follows:

     2000                        $  24,774,278
     2001                            1,815,000
     2002                              290,000
     2003                              290,000
     2004                              290,000
     Thereafter                        290,000
                                 -------------
                                  $ 27,749,278
                                 =============

6.   INCOME TAXES

     Significant components of the provision for (benefit from) income taxes are as follows:

                                         (In Thousands)
                                     Years Ended December 31,
                          1999                 1998                 1997
                      ------------         ------------         ------------
Current:
  Federal               $    -               $    -                    -
  State                      -                    -                    -
                      ------------         ------------         ------------
                             -                    -                    -

Deferred:
  Federal                    -                  (57)                  57
  State                      -                  (27)                  27
                      ------------         ------------         ------------
                             -                  (84)                  84
                      ------------         ------------         ------------
Total                   $    -               $  (84)             $    84
                      ============         ============         ============

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

6.   INCOME TAXES - (CONTINUED)

     Deferred income tax assets (liabilities) consist of the following:

                                                (In Thousands)
                                                 December 31,
                                            1999        1998        1997
                                         ----------  ----------  ----------
Assets
  Net operating loss                     $   3,795   $   2,828   $     276
Liabilities
  Depreciation and amortization               (848)       (276)       (360)
                                         -----------  ----------  ----------
Net deferred tax asset (liability)           2,947       2,552         (84)
Valuation allowance                         (2,947)     (2,552)          -
                                         ----------   ----------  ----------
Deferred tax liability                   $       -    $      -    $    (84)
                                         ==========   ==========  ==========

     Income tax expense (benefit) as reported differs from the amounts computed by applying the statutory federal income tax rate to pre-tax income as follows:

                                                Year Ended December 31,
                                             1999        1998        1997
                                          ----------  ----------  ----------
Income taxes at statutory rate            $    (386)  $  (1,798)  $      31
Increases (decreases) resulting
  from state taxes, net of federal
  income tax benefit                            (45)       (209)        (10)
Valuation allowance                             395       1,923           -
Campaign costs                                    -           -         211
Income allocable to entities prior
  to reorganization                               -           -        (158)
Other                                            36           -          10
                                          ----------   ----------  ---------
                                          $       -    $    (84)   $     84
                                          ==========   ==========  =========

     At December 31, 1999, the Company has net operating loss carryforwards of approximately $10 million for income tax purposes that expire in years 2012 through 2019. A valuation allowance has been recognized to reduce the deferred tax assets to amounts expected to be realized.

7.   EMPLOYEE BENEFIT PLANS

     In June 1998, the Company implemented a 401(k) Plan in which all full time and part time employees are eligible to participate after six months of employment. Employees may elect to make pre-tax contributions up to 15% of their annual salary or the applicable statutory maximum limits to the 401(k) Plan. The Company makes discretionary matching contributions (subject to

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

7.   EMPLOYEE BENEFIT PLANS - (CONTINUED)

statutory limits) in an amount equal to 20% of the first 6% of the employee's contribution. Company contributions are fully vested after three years of employment.

     The Company's contributions to the 401(k) Plan were approximately $10,400 and $2,400 for 1999 and 1998.

8.   RELATED PARTY TRANSACTIONS

     Upon consummation of the Initial Public Offering, ("IPO"), in 1997, the Company entered into a five year consulting agreement at $75,000 per year with the Vice Chairman of the Board of Directors. Total expense under the agreement was $75,000, $75,000 and $59,375 for the years ended December 31, 1999, 1998 and
1997, respectively.

     Virginia Concessions, L.L.C., ("VAC"), an affiliate of a shareholder, has an agreement with the Company to manage the food and beverage concessions at the Company's Racing Centers. Prior to 1998, under the agreement, VAC was to pay commissions of approximately $46,000 to the Company based upon a percentage of gross sales at each Racing Center. The agreement was amended in 1998 to state that the Company receives 100% of VAC's net income or loss. VAC had net income of approximately $141,000 (unaudited) and incurred a loss of approximately $7,000 (unaudited) in 1999 and 1998, respectively. Accounts receivable from VAC related to these agreements amounted to approximately $245,000 and $181,000 at December 31, 1999 and 1998, respectively.

     The Company filed an arbitration claim against Norglass, the general contractor engaged to manage the construction of the Track and an affiliate of a shareholder, in which Norglass counterclaimed. In August 1999, the American Arbitration Association rendered a decision favorable to Norglass. Colonial Downs, L.P. was ordered to pay Norglass $1,965,000 in the arbitration. In addition, Colonial Downs, L.P. was ordered to pay interest of approximately $285,000 and arbitration costs of approximately $98,000.

     The Company settled with Norglass, in September 1999 for a total of $2,325,000, of which $475,000 was paid in October 1999 and the remaining balance was accepted by Norglass as a note payable maturing September 24, 2000, with monthly interest due at a rate of 6%. The note is secured by a letter of credit which was provided by a shareholder of the Company. The Company has agreed to reimburse the shareholder for the cost of the letter of credit.

     On October 1, 1997, the Company entered into an agreement with Premier Development Co. ("Premier"), an affiliate of a shareholder, to pay annual consulting fees in the amount of $226,000 through September 30, 1999. The Company paid $225,000, $226,000 and $50,000 under the agreement for the years ended December 31, 1999, 1998 and 1997, respectively. The provisions under the agreement have continued subsequent to September 30, 1999 on a month- to-month basis.

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

8.   RELATED PARTY TRANSACTIONS - (CONTINUED)

     Pursuant to an agreement to provide credit support to the Company, Diversified Opportunities Group Ltd. ("Diversified"), an affiliate of a shareholder, will receive an annual fee equal to 3% of the amount of any letters of credit or guarantees provided to the Company (subject, in the case of a letter of credit, to a minimum annual fee of $50,000). The 1998 fee of $450,000 is not payable until such time that the Company has successfully opened two satellite wagering facilities in Northern Virginia. If such events do not occur by January 1, 2007, the fee will be waived in its entirety. Costs incurred under this agreement were $165,124 in 1997 and $450,000 in 1999.

9.     COMMITMENTS AND CONTINGENCIES

     The Company has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to the Company for all wagering held at the Company's facilities for 1999, 2000 and 2001. In addition, the Company agreed to use certain equipment provided by the totalisator company.

     The Company has entered into agreements with a company which provides broadcasting and simulcasting equipment and services. These agreements expire at various times through 2002. Total expense incurred for totalisator, and broadcasting and simulcasting equipment was approximately $1,462,000, $1,662,000 and $796,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

     The Company leases automobiles, building space, and certain equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $230,000, $207,000 and $393,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

     The following are the future estimated minimum commitment relating to non-cancelable operating agreements and leases:

                                  Broadcasting
                                  Simulcasting
                                       and
Year ended December 31,         Totalisator          Other            Total
-----------------------       ---------------     -----------    --------------
       2000                    $ 1,340,000         $  97,000       $ 1,437,000
       2001                      1,240,000             6,800         1,246,800
       2002                        689,000             2,900           691,900
                              ---------------     -----------    --------------
                               $ 3,269,000         $ 106,700       $ 3,375,700
                              ===============     ===========    ==============

     Under the terms of a $700,000 Community Development Block Grant received in 1996 from New Kent County, the Company must take affirmative steps to employ

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

9.     COMMITMENTS AND CONTINGENCIES - (CONTINUED)

a minimum number of low and moderate income persons based on HUD Section 8 Income Limits. If a good faith effort has not been made to honor its commitment to take such affirmative steps, the Company may repay all or a portion of any local or grant funds already expended to the locality. The Company has until December 31, 2000 to comply.

     In connection with the Norglass dispute, two subcontractors of Norglass have filed mechanics liens against the Track seeking payments aggregating approximately $178,000. The Company is contesting these claims. At December 31, 1999, approximately $60,000 has been accrued related to these claims.

10.  HORSEMEN'S AGREEMENT

     Purse structures are negotiated with the respective horsemen's groups, the Virginia Horsemen's Benevolent and Protective Association ("VaHBPA") for thoroughbred and the Virginia Harness Horse Association ("VHHA") for standardbred.

     The Company entered into a three year agreement with the VaHBPA, effective January 1, 1999, that set a minimum payment of $3.125 million for 1999 purses, with 25 days of live racing with average daily purses of no less than $125,000. Of the total $3.125 million guaranteed payments, $1.5 million was funded by advances from MJC and CD Entertainment as evidenced by the notes payable of $900,000 and $600,000 described in Note 5, respectively.

     In years 2000 and 2001, the Company is required to deposit 5.25% of the handle generated on import thoroughbred racing to a separate joint bank account (the "Thoroughbred Partner Account"), which is classified as Horsemen's Deposits in the accompanying balance sheet. In addition, in accordance with the Virginia Racing Act, the Company must continue to deposit approximately 8.5% of the handle generated by live thoroughbred racing conducted at the Track. The $1.5 million advance will be repaid in an annual amount of $750,000 plus interest at the prime rate out of the 5.25% contributed to the purse account in years 2000 and 2001. Thoroughbred purse expense for 1999, 1998 and 1997 was approximately $2.6 million, $4.6 million, and $3.2 million, respectively. Prior to 1999, the Company contributed to the thoroughbred purse accounts a certain percentage of all thoroughbred wagers at its Racing Centers.

     Prior to 1999, the Company entered into agreements with the VHHA regarding revenue generated from pari-mutuel wagering on simulcast standardbred races at all facilities owned and operated by the Company in Virginia, and simulcasting of live races held at the racetrack. In accordance with the agreements, the Company maintains a separate joint bank account which is classified as Horsemen's Deposits (the "Standardbred Partner Account"). In accordance with the Virginia Racing Act, the Company deposited approximately 8.5% of the handle generated by live standardbred racing conducted at the Track. The contract between the Company and the VHHA was amended in March 1999 to provide that the maximum standardbred purses to be paid in 1999 was $1.5 million. The standardbred purse expense for 1999, 1998, and 1997 was approximately $950,000, $1.5 million and $1.0 million, respectively.

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

10.  HORSEMEN'S AGREEMENT - (CONTINUED)

     In March 2000, the Company and the VHHA reached a settlement of pending litigation in which both parties agreed that all previous contracts between them had expired. The Company has agreed to deposit 5% of standardbred's simulcast handle and the VHHA agreed to return to the Company $315,000 which had been previously deposited in the purse account.

     During the 2000 session of the Virginia General Assembly, a law was passed that effective April 2000 will require the Company to enter into contracts with each representative horsemen group that provides for the Company to contribute a minimum of 5% of the first $75 million of simulcast handle, 6% of the next $75 million and 7% of all handle over $150 million to the purse account of the respective breed.

11.  STOCK OPTIONS

     In conjunction with the IPO, the Company implemented a stock option plan on March 31, 1997. Options granted under the plan may be either Incentive Stock Options or Non-qualified Stock Options, based on the discretion of the Board of Directors. The maximum aggregate number of shares which may be optioned and sold under the plan is 395,000 shares of Class A Common Stock. The exercise price per share for Incentive Options will be no less than the fair value of the stock at the grant date. The exercise of Non-qualified Options is determined by the Board of Directors on the grant date. The term of the plan is ten years. On June 14, 1999, 20,000 granted and outstanding options were repriced from $10.45 to $1.7875 per share. On December 15, 1998, 96,000 granted and outstanding options were repriced from $9.50 per share to $1.00 per share. The following tables summarize activity of the Stock Option Plan and the stock options outstanding at December 31, 1999:

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

11.  STOCK OPTIONS - (CONTINUED)

                                 Weighted
                                 Average
                                 Exercise       Available       Options
                                  Price         For Grant     Outstanding
                               -----------     -----------   -------------
Balance at March 31, 1997        $     -         300,000               -
Granted                             9.86        (242,000)        242,000
Forfeited                              -          50,000         (50,000)
                               -----------     -----------   -------------
Balance at December 31, 1997        9.86         108,000         192,000
Granted                             1.00         (79,000)         79,000
Forfeited                           1.00          26,000         (26,000)
                               -----------     -----------   -------------
Balance at December 31, 1998     $  3.69          55,000         245,000
Granted                             1.50         (15,000)         15,000
Forfeited                           1.00          21,200         (21,200)
Shares added to plan                   -          95,000               -
                               -----------     -----------   -------------
Balance at December 31, 1999     $  3.07         156,200         238,800
                               ===========     ===========   =============

                               Options Outstanding           Options Exercisable
                          ------------------------------    --------------------
                                    Weighted    Weighted                Weighted
                                     Average     Average                 Average
                                    Remaining   Exercise                Exercise
                           Number  Contractual  Price Per     Number   Price Per
Range of Exercise Prices  of Shares Life (years)  Share      of Shares   Share
--------------------------------------------------------------------------------
$1.00 - 1.79               186,800     7.92      $ 1.12        71,600    $ 1.09
$9.50 - 10.45               52,000     7.26       10.05        40,000     10.21
                          --------    -----     -------       -------   -------
                           238,800     7.84      $ 3.07       111,600    $ 4.36

                         COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (Continued)

11.  STOCK OPTIONS - (CONTINUED)

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

     If the accounting provisions of SFAS 123 had been adopted, the effect on 1999, 1998 and 1997 earnings (loss) would have been as follows (In Thousands, Except Per Share Data):

                                               1999        1998        1997
                                            ----------  ----------  ----------
Net earnings (loss):
   Reported                                 $   (1,139) $   (5,288) $        8
   Proforma                                     (1,148)     (5,299)       (126)
Basic and diluted earnings (loss) per share:
   Reported                                 $    (0.16) $    (0.73) $     0.01
   Proforma                                      (0.16)      (0.73)      (0.02)

     For purposes of computing the proforma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 50%, risk-free interest rate of 6.08% and expected lives of two to ten years. Substantially all options become vested and exercisable evenly over a five-year period. The weighted average fair value of options granted during December 31, 1999 is $1.38.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Name of Director     Age     Position with the Company
          ----------------     ---      -------------------------
          Arnold W. Stansley    67     Mr. Stansley is an owner and has been
                                       an executive officer of Raceway Park, a
                                       standardbred racetrack in Toledo, Ohio,
                                       for the last ten years.  From 1993 to
                                       1997, he served as President of
                                       Stansley Management Corp., Colonial
                                       Downs, L.P.'s managing general partner
                                       prior to the reorganization of the
                                       Company in connection with its initial
                                       public offering of stock.  He also
                                       served as President of Stansley Racing
                                       prior to the reorganization, from 1994
                                       to 1997.  Mr. Stansley has been a
                                       director of the Company since March
                                       1997. Mr. Stansley's term as a director
                                       of the Company expires in 2002.

          William J. Koslo, Jr. 40     Mr. Koslo joined CIBC Oppenheimer Corp.,
                                       an investment banking subsidiary of the
                                       Canadian Imperial Bank of Commerce, as a
                                       director in September 1996.  From 1993
                                       to 1996, Mr. Koslo was an associate
                                       director of the investment bank Rodman &
                                       Renshaw, Inc.  In 1992 and 1993, he was
                                       a vice president with Creditanstalt-
                                       Bankverein, a commercial bank then
                                       affiliated with Rodman & Renshaw, Inc.
                                       Mr. Koslo has been a director of the
                                       Company since March 1997. Mr. Koslo's
                                       term as a director of the Company
                                       expires in 2002.

          Name of Director     Age     Position with the Company
          ----------------     ---      -------------------------
          Stephen Peskoff       57     Mr. Peskoff has acted as a consultant to
                                       Friedman, Billings, Ramsey & Co. for the
                                       last five years and served as President
                                       of Underhill Investment Corp. since
                                       1976.  Mr. Peskoff was active in the
                                       thoroughbred horse industry from 1978 to
                                       1992 during which time he won two
                                       Eclipse Awards (1983 and 1991) and was
                                       the breeder of the 1991 horse of the
                                       year (Black Tie Affair).  Mr. Peskoff
                                       has been a director of the Company since
                                       March 1997.  Mr. Peskoff's term as a
                                       director of the Company expires in 2001.

          Patrick J. McKinley   45     Mr. McKinley has served as Executive
                                       Vice President of Jacobs Investment,
                                       Inc. for more than twenty years and is
                                       responsible for that company's day-to-
                                       day operations.  Mr. McKinley has over
                                       twenty years' experience in restaurant
                                       operations and real estate development
                                       and management.  Mr. McKinley has been a
                                       director of the Company since March
                                       1997.  Mr. McKinley's term as a director
                                       of the Company expires in 2001.

         Jeffrey P. Jacobs      46     Mr. Jacobs serves as Chairman of the
                                       Board and Chief Executive Officer of the
                                       Company.  From 1995 to the present, he
                                       has served as Chairman and Chief
                                       Executive Officer of Jacobs
                                       Entertainment Ltd., a company based in
                                       Cleveland, Ohio that has investments in
                                       other gaming companies and ventures,
                                       including Black Hawk Gaming &
                                       Development Company, Inc. based in Black
                                       Hawk, Colorado.  From 1975 to present he
                                       also has served as President and CEO of
                                       Jacobs Investments, Inc., a company
                                       engaged in the development, construction
                                       and operation of residential and
                                       commercial real estate and entertainment
                                       projects in Ohio.  Mr. Jacobs also
                                       served in the Ohio House of
                                       Representatives from 1982 until 1986.
                                       Mr. Jacobs' term as a director of the
                                       Company expires in 2000.


          Name of Director     Age     Position with the Company
          ----------------     ---      -------------------------
          Robert H. Hughes      59     Mr. Hughes served as Chief Financial
                                       Officer of Jacobs Investments, Inc. from
                                       1993 until May 1999.  Mr. Hughes is a
                                       director of Black Hawk Gaming and
                                       Development Co., Inc.  Mr. Hughes was
                                       partner in charge of the audit
                                       department of the Cleveland office of
                                       the accounting firm of Deloitte & Touche
                                       LLP until his retirement in 1991.  Mr.
                                       Hughes is a certified public accountant.
                                       Mr. Hughes' term as a director of the
                                       Company expires in 2000.

          David C. Grunenwald   46     Mr. Grunenwald has served as Vice
                                       President of Development and Leasing for
                                       Jacobs Investments, Inc. since 1988 and
                                       directs such company's development,
                                       construction, and leasing operations.
                                       Prior to joining Jacobs Investments,
                                       Inc., Mr. Grunenwald worked for Weston,
                                       Inc. (1987-88) in syndication and
                                       property management and Touche Ross &
                                       Company from 1981 to 1987 as a tax
                                       consultant.  Mr. Grunenwald's term as a
                                       director of the Company expires in 2000.

     The executive officers, in addition to Mr. Jacobs, of the Company are as follows:

          Name of Director     Age     Position with the Company
          ----------------     ---      -------------------------
          Ian M. Stewart        45     Mr. Stewart has served as President
                                       since November 1998 and Chief Financial
                                       Officer since June 1997.  From January
                                       1998 through November 1998, Mr. Stewart
                                       served as Chief Operating Officer of the
                                       Company.  Prior to that time, Mr.
                                       Stewart was CFO for Barber Martin &
                                       Associates from March 1997 to June 1997.
                                       From October 1994 to March 1997, Mr.
                                       Stewart served as a consultant and a
                                       temporary CFO for several Virginia based
                                       businesses.  From December 1989 to
                                       September 1994, Mr. Stewart was Vice
                                       President and CFO of Hat Brands, Inc.
                                       Mr. Stewart is a certified public
                                       accountant.

          Jerry M. Monahan      60     Mr. Monahan has served as Vice President
                                       - Racing Operations since June 1997.
                                       Prior to that time, Mr. Monahan was Vice
                                       President and General Manager of the
                                       Lexington Trots Breeder Association.
                                       Prior to that, Mr. Monahan was Vice
                                       President and General Manager of Buffalo
                                       Raceway.

     There are no family relationships between any of the directors and executive officers. No director or executive officer has been subject to any material legal proceedings in the past five years.

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors and persons who own more than ten percent of the Company's Common Stock file reports of ownership and changes in ownership of the Company's Common Stock and any other equity securities of the Company with the Securities and Exchange Commission (SEC) and the NASDAQ Small Cap Market. Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of Forms 3, 4 and 5 furnished to the Company, or written representations from certain reporting persons that no such forms were required to be filed by such persons, the Company believes that all its executive officers, directors and greater than 10% shareholders complied with all filing requirements applicable to them during 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth a summary of all compensation paid or accrued by the Company for services rendered for the last three fiscal years to the Company's Chief Executive Officer and each executive officer whose aggregate cash compensation in 1999 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                    Annual Compensation               Long Term Compensation
                    -----------------------------------------------------------------------
                                                        Awards      Payouts
                                                   --------------------------
                                                    Restricted Options/ LTIP       All
Name and                                    Other      Stock     SARs  Payouts    Other
Principal Position  Year  Salary  Bonus  Compensation  Awards   (#)(3)   ($)   Compensation
------------------  ----  ------  -----  ------------  ------   ------   ---   ------------
Jeffrey P. Jacobs   1999 $120,000  (1)        (2)       (1)       (1)    (1)        (1)
Chief Executive     1998  120,000  (1)        (2)       (1)       (1)    (1)        (1)
Officer             1997  120,000  (1)        (2)       (1)     20,000   (1)        (1)

Ian M. Stewart      1999 $135,584  (1)        (2)       (1)     10,000   (1)        (1)
President           1998  120,000  (1)        (2)       (1)     10,000   (1)        (1)
                    1997   46,420  (1)        (2)       (1)     10,000   (1)        (1)

(1)  No compensation of this type received.
(2)..Other Annual Compensation for executive officers is not reported as it is less than the required reporting threshold of the Securities and Exchange Commission.
(3) Number of shares of Common Stock issuable upon exercise of options granted during 1997, 1998 and 1999. The Company did not grant any Stock Appreciation Rights during 1997, 1998 and 1999.

                      EMPLOYEE GRANTS OF STOCK OPTIONS IN 1999

               Number of  % of Total                             Potential Realizable Value
              Securities   Options                                 At Assumed Annual Rates
              Underlying  Granted to    Exercise                 Of Stock Price Appreciation
                Option   Employees in  Prices Per   Expiration         For Option Term (1)
                Granted   Fiscal Year    Share         Date              5%           10%
                ------    -----------    -----         ----              --           ---
Ian M. Stewart  10,000       66.66%      $1.75      12/15/2008        $11,000      $27,900
All other        5,000       33.34%      $1.00      12/15/2008        $     -      $ 3,100


(1) In accordance with Securities and Exchange Commission rules, these columns show gains that might exist for the respective options, assuming that the market price of Colonial Downs' Common Stock appreciates from the date of grant over a period of 10 years at the annualized rates of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the individual employee from these options will be zero.

                 NON-EMPLOYEE GRANTS OF STOCK OPTIONS IN 1999

None

Exercise of Stock Options in 1999

     There were no stock options exercised in 1999. There are no outstanding stock appreciation rights.

Other Matters

     The Company entered into a two-year employment agreement with Mr. Ian Stewart in June 1999. This agreement contains customary terms and conditions and provides minimum base salary of $150,000 each year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of March 10, 2000, by (i) each person known to the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each director, (iii) the chief executive officer and each of the four other most highly compensated executive officers of the Company whose salaries and bonuses were in excess of $100,000, and (iv) all of the executive officers and directors of the Company as a group.

           AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP OF COMMON STOCK

                                                                                 Voting Power
                                                  Percent of Common Outstanding  as Percent of
                                                                                 Common Stock
Name of Beneficial Owner     Class A     Class B      Class A  Class B    All    Outstanding(1)
------------------------     -------     -------      -------  -------    ---    --------------
CD Entertainment Ltd.(2)
1231 Main Avenue
Cleveland, OH  44113      1,839,739(3)  2,767,500(4)    33.1%    92.3%    53.8%      76.3%

Jeffrey P. Jacobs(5)      1,859,739     2,767,500(4)    33.4%    92.3%    54.1%      76.3%

Arnold W. Stansley(6)       478,879           ---        8.6%     ---      5.6%       2.3%

James M. Leadbetter(7)
110 Arco Drive
Toledo, Ohio 43607          216,581       225,000        3.9%     7.5%     5.2%       6.5%

Stephen Peskoff(8)          117,518           ---        2.1%     ---      1.4%       *

Ian M. Stewart(9)            30,000           ---        *        ---      *          *

David C. Grunenwald(9)       13,088           ---        *        ---      *          *

Robert H. Hughes(9)          13,088           ---        *        ---      *          *

Patrick J. McKinley(9)       13,150           ---        *        ---      *          *

William J. Koslo, Jr.(9)     12,935           ---        *        ---      *          *

All executive officers
and directors as a group
(9 persons)(10)           2,414,978     2,767,500       43.4%    92.3%    60.5%      79.0%
* Represents less than 1%

(1) Except for votes on (i) a merger, (ii) a sale of substantially all of the assets of the Company, (iii) an amendment to the Articles of Incorporation or Bylaws of the Company, in which case the voting power of the Company's officers and directors will be equal to their total respective percentage ownership of Common Stock outstanding, as set forth herein.

(2)  CD Entertainment Ltd. is beneficially owned by Jeffrey P. Jacobs, and Gary
L. Bryenton and Jeffrey P. Jacobs as Trustees under the Opportunities Trust Agreement dated February 1, 1996.

(3) Includes 300,000 shares of Class A Common Stock which may be acquired upon the exercise of options issued by Messrs. Arnold W. Stansley and James M. Leadbetter to CD Entertainment Ltd. and 384,739 shares of Class A Common Stock issuable upon the conversion of a Convertible Subordinated Promissory Note held by CD Entertainment.

(4) Includes 757,500 shares of Class B Common Stock issuable upon conversion of two Convertible Subordinated Notes held by CD Entertainment.

(5) Represents the shares owned by CD Entertainment Ltd. and options for 20,000 shares held pursuant to the Stock Option Plan.

(6) Includes 210,000 shares that are subject to an option in favor of CD Entertainment Ltd. from Mr. Arnold W. Stansley and 25,000 shares that are subject to an option in favor of Stephen Peskoff.

(7) Includes 90,000 shares that are subject to an option in favor of CD Entertainment Ltd. from Mr. James M. Leadbetter and 25,000 shares that are subject to an option in favor of Stephen Peskoff.

(8) Represents 2,518 shares owned, 15,000 shares owned by Underhill Investment Corp., an affiliate of Mr. Peskoff, options for 50,000 shares granted under the Stock Option Plan, options for 25,000 shares from Mr. Arnold W. Stansley, options for 25,000 shares from Mr. Leadbetter.

(9)  Includes stock options granted.

(10) Includes (i) all shares owned directly or indirectly, (ii) all options held, except those to purchase shares issued to another officer or director. The address of all directors and employees is c/o Colonial Downs, 10515 Colonial Downs Parkway, New Kent, Virginia 23124.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Premier One Development Company. At the September 2, 1997 Board of Directors meeting, the independent directors of the Board were asked to review and approve a transaction involving Premier One Development Company ("Premier"). Mr. Jacobs, Mr. Hughes and Mr. Grunenwald are affiliated with Premier. Premier audits, researches, pre-develops, and assists in the acquisition of new opportunities for the Company. The Company's independent members of the Board of Directors approved the entering of a two-year agreement with Premier which commenced on October 1, 1997 and extends through September 30, 1999 pursuant to which Premier receives a fee of $226,000 per year for services provided. The provisions of the agreement have continued subsequent to September 30, 1999 on a month to month basis.

     Colonial Gifts & Sportswear. The Company has entered into an agreement with Colonial Gifts & Sportswear, Inc., a Virginia corporation ("Sportswear"), for the sale of gifts and apparel. Pursuant to the agreement, the Company provides space at the racetrack and racing centers to Sportswear in exchange for a royalty based on Sportswear's gross sales. Although the Company received less than $10,000 in 1999 under the agreement, the expected value of the contract may be in excess of $60,000. Sportswear is wholly owned by the wife and daughter of Mr. Arnold Stansley, a director.

     Virginia Concessions, L.L.C. Virginia Concessions, L.L.C. has an agreement with the Company to provide food and beverage concessions at the Company's Racing Centers. Under the Agreement, the Company is responsible for the management and administration of Virginia Concessions in exchange for all earnings (or losses) from food and beverage sales. Virginia Concessions, L.L.C. is beneficially wholly owned by Mr. Jeffrey P. Jacobs.

     Friedman, Billings, Ramsey and Company. Mr. Peskoff is a director of the Company. Friedman, Billings, Ramsey and Company is the beneficial shareholder of more than 5% of the Company's stock. Mr. Peskoff is also a consultant for Friedman, Billings, Ramsey and Company. Friedman, Billings, Ramsey and Company were the lead underwriters for the Company in its initial public offering in March 1997.

     CD Entertainment Convertible Subordinated Promissory Notes. The Company is maker of two convertible subordinated promissory notes, in the original principal amounts of $5.5 million and $1 million, respectively, held by CD Entertainment, Ltd., an entity that is an affiliate of Mr. Jeffrey P. Jacobs. The $5.5 million note bears interest at a rate of 7.25% per annum, payable quarterly. The $1 million note bears interest at a rate of 8.5 % annually, payable at maturity. The $5.5 million note matures September 30, 2000, and the $1 million note matures August 26, 2000. The outstanding principal balance and accrued interest thereon is convertible into shares of Class A and Class B Common Stock at $11.59 per share for the $5.5 million note, and $1.65 per share for the $1 million note. Additionally, there are three notes due CD Entertainment, Ltd. in the original principal amounts of $900,000, $300,000 and $475,000, respectively, bearing interest at the prime rate, 8.75% and 8.75% per year, respectively, that mature in the first quarter of 2001, August 2001, and September 2001, respectively.

     Diversified Opportunities Group Ltd. Pursuant to an agreement to provide credit support to the Company, Diversified Opportunities Group Ltd. ("Diversified"), an affiliate of Mr. Jeffrey P. Jacobs, receives an annual fee equal to 3% of the amount of any letters of credit or guarantees provided to the Company (subject, in the case of a letter of credit, to a minimum annual fee of $50,000). Diversified waived the guaranteed fees for 1998 unless certain conditions are met. Costs incurred under the agreement were $450,000 for 1999 and are recorded as an accrued liability at December 31, 1999.

     No director, executive officer or any family member of the foregoing has been indebted to the Company in an amount in excess of $60,000 during the past fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.    Financial Statements
             Included in Part II of this report:

                Report of Independent Auditors

                Balance Sheets at year end 1999 and 1998

                Statements of Operations for years 1999, 1998 and 1997

                Statements of Changes in Stockholder's Equity for years 1999, 1998 and 1997

                Statements of Cash Flows for years 1999, 1998 and 1997

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

            10.1  Management and Consulting Agreement (1)
            10.2  Amended and Restated Performance Guarantee Agreement (1)
            10.3  Form of Deed for Track site (1)
            10.4  Construction Agreement (1)
            10.5  Development Agreement (1)
            10.6  Hubbing Agreement (1)
            10.7  VHHA Simulcast Wagering Agreement (1)
            10.8  VaHBPA Simulcast Wagering Agreement (1)
            10.9  Form of Convertible Subordinated Note (1)
            10.10 Forms of Employment Agreements (1)
            10.11 Form of Stansley Racing Agreement (1)
            10.12 Amended and Restated Promissory Note to CD Entertainment Ltd.
                  (1)
            10.13 Agreement for Interim Financing (1)
            10.14 Registration Rights Agreement (1)
            10.15 Not used (1)
            10.16 Form of 1997 Stock Option Plan (1)
            10.17 Agreement for Provision of Credit (1)
            10.18 Management Agreement between Colonial Downs, L.P. and Virginia
                  Concessions, L.L.C. (2) 10.19 Construction Loan Agreement between Colonial Downs, L.P. and PNC Bank, N.A. (2)
            10.20 Revolving Line of Credit Agreement (2)
            10.21 Deed of Trust Note (2)
            10.22 Revolving Line of Credit Note (2)
            10.23 Deed of Trust and Security Agreement (2)
            10.24 Assignment of Leases and Rents (2)
            10.25 Agreement of Guaranty and Suretyship (Completion) between
                  Stansley Racing Corp. and PNC Bank, N.A. (2)
            10.26 Agreement of Guaranty and Suretyship (Completion) between
                  Colonial Downs, Holdings, Inc. and PNC Bank, N.A.
            10.27 Agreement of Guaranty and Suretyship (Payment), between
                  Stansley Racing Corp. and PNC Bank, N.A. (2)
            10.28 Agreement of Guaranty and Suretyship (Payment), between
                  Colonial Downs Holdings, Inc. and PNC Bank, N.A. (2)
            10.29 Promissory Note payable to Citizens and Farmers Bank (3)
            10.30 Business Loan Agreement between the Company, the Partnership, and Citizens and Farmers Bank (3)
            10.31 Commercial Security Agreement among the Company, the
                  Partnership, and Citizens and Farmers Bank (3)
            10.32 Subordinated Agreement (Lighting) among the Company, CD
                  Entertainment, the Partnership, and David F. Belkowitz and James W. Theobold (3)
            10.33 Employment Agreement dated June 23, 1997 between the Company and Ian M. Stewart (3)
            10.34 Souvenir and Gift Concessions Agreement dated August 1, 1997, by and between the Partnership, and Stansley Racing Corp., and Colonial Gifts and Sportswear, Inc. (4)
            10.35 First Amendment to Deed of Trust Note and Construction Loan
                  Agreement dated as of February 27, 1998, between Colonial Downs, L.P., and PNC Bank, N.A. (5)
            10.36 Convertible Subordinated Note, dated August 26, 1998 in the principal amount of $1.0 million issued to CD Entertainment Ltd. (6)

            10.37 Deed of Trust, Assignment of Rents and Leases, and Security
                  Agreement and Assignment thereto to CD Entertainment Ltd. (6)
            10.38 Amended and Restated Management and Consulting Agreement and
                  Addendum between the Company and Maryland-Virginia Racing
                  Circuit, Inc., dated January 15, 1999
            10.39 Agreement between Delmarva Properties, Inc. and the Company dated January 15, 1999
            10.40 Forbearance Agreement dated January 11, 1999 between the
                  Company and PNC Bank, N.A.
            10.41 Second Amendment to Standardbred Horsemen's Agreement (1)
            10.42 Thoroughbred Horsemen's Agreement (8)
            10.43 Promissory note payable to Norglass, Inc. dated September 24,
                  1999 (9)
            10.44 Promissory note payable to CD Entertainment, Ltd., dated
                  September 30, 1999 (9)
            10.45 Promissory note payable to CD Entertainment, Ltd., dated
                  August 31, 1999 (9)
            10.46 Promissory note payable to CD Entertainment, Ltd., dated
                  August 15, 1999 (9)
            10.47 Employment Agreement, dated as of June 23, 1999, between Ian
                  M. Stewart and the Company.
            21.1  Subsidiaries of the Registrant (1)
            24.1  Power of Attorney (1)
            27    Financial Data Schedule

     (1) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s Registration Statement on Form S-1 (Registration
           No. 333-18295).
     (2) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-Q, dated August 14, 1997.
     (3) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-Q, dated September 14, 1997.
     (4) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-K, dated March 30, 1998.
     (5) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-Q, dated May 15, 1998.
     (6) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-Q, dated November 16, 1997.
     (7) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-Q, dated May 4, 1999.
     (8) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-Q, dated August 16, 1999.
     (9) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-Q, dated November 15, 1999.

(b)    Reports on Form 8-K

                               SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COLONIAL DOWNS HOLDINGS, INC.

                                    By: /s/    Ian M. Stewart
                                    ---------------------------------
                                    Ian M. Stewart, President
                                    and Chief Financial Officer
                                    March 31, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/     Jeffrey P. Jacobs                        /s/     Robert H. Hughes
-------------------------                        ------------------------
Jeffrey P. Jacobs, Chief Executive Officer,      Robert H. Hughes,
Chairman of the Board, Director                  Director
March 31, 2000                                   March 31, 2000


/s/     Arnold W. Stansley                       /s/     David Grunenwald
--------------------------                       ------------------------
Arnold W. Stansley,                              David Grunenwald,
Director                                         Director
March 31, 2000                                   March 31, 2000

/s/     William J. Koslo                         /s/     Patrick J. McKinley
------------------------                         ---------------------------
William J. Koslo, Jr.,                           Patrick J. McKinley,
Director                                         Director
March 31, 2000                                   March 31, 2000

/s/     Stephen D. Peskoff
--------------------------
Stephen D. Peskoff,
Director
March 31, 2000