Form 10-Q
period 2000-03-31
COLONIAL DOWNS HOLDINGS INC
filed 2000-05-03
CIK 1027430

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2000

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

             Number of Shares of Class A Common Stock outstanding as of April 18, 2000 - 5,025,239
             Number of Shares of Class B Common Stock outstanding as of April 18, 2000 - 2,242,500

                          COLONIAL DOWNS HOLDINGS, INC.
                                     INDEX


                                                                   Page
PART I.   FINANCIAL STATEMENTS AND NOTES                           Number
                                                                   ------
      Item 1.   Financial Statements and Notes                        3

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations         9

      Item 3.   Quantitative and Qualitative Disclosures
                About Market Risk                                    12

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings                                    13

      Item 2.   Changes in Securities                                15

      Item 3.   Defaults Upon Senior Securities                      15

      Item 4.   Submission of Matters to a Vote of Security
                Holders                                              15

      Item 5.   Other Information                                    15

      Item 6.   Exhibits and Reports on Form 8-K                     15

                               COLONIAL DOWNS HOLDINGS, INC.
                                CONSOLIDATED BALANCE SHEETS
                           (In Thousands, Except Per Share Data)

                                                          (Unaudited)
                                                            March 31,    December 31,
                                                              2000          1999
                                                           -----------   -----------
                                          ASSETS
Current assets:
  Cash and cash equivalents                                 $   1,528     $   1,313
  Horsemen's deposits                                           1,008           659
  Accounts receivable                                             479           253
  Prepaid expenses and other assets                               480           114
                                                            ---------     ---------
      Total current assets                                      3,495         2,339
Property, plant and equipment
  Land and improvements                                        15,554        15,554
  Buildings and improvements                                   48,476        48,472
  Equipment, furnishings, and fixtures                          2,855         2,853
  Leasehold improvements                                        1,124         1,124
                                                            ---------     ---------
                                                               68,009        68,003
  Less accumulated depreciation                                 4,230         3,817
                                                            ---------     ---------
      Property, plant and equipment, net                       63,779        64,186
Licensing and organization costs, net of accumulated
  amortization of $322 and $311, respectively                     706           729
Other assets                                                      131           151
                                                            ---------     ---------
Total assets                                                $  68,111     $  67,405
                                                            =========     =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $   2,122     $   2,764
  Purses due horsemen                                           1,405           182
  Accrued liabilities and other                                 1,555         1,184
 Current maturities of long-term debt
   and capital lease obligations                               15,914        15,974
 Current maturities of long-term debt - related parties         8,800         8,800
                                                            ---------     ---------
      Total current liabilities                                29,796        28,904
Long-term debt and capital lease obligations                    1,750         1,750
Notes payable - related parties                                 1,225         1,225
                                                            ---------     ---------
      Total liabilities                                        32,771        31,879

Commitments and contingencies

Stockholders' equity
  Class A, common stock, $0.01 par value; 12,000 shares
   authorized; 5,025 shares issued and outstanding                 50            50
  Class B, common stock, $0.01 par value; 3,000 shares
   authorized; 2,242 shares issued and outstanding                 23            23
  Additional paid-in capital                                   42,873        42,873
  Accumulated deficit                                          (7,606)       (7,420)
                                                            ---------     ---------
      Total stockholders' equity                               35,340        35,526
                                                            ---------     ---------
Total liabilities and stockholders' equity                  $  68,111     $  67,405
                                                            =========     =========

            The accompanying notes are an integral part of the consolidated financial statements.

                               COLONIAL DOWNS HOLDINGS, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In Thousands, Except Per Share Data)

                                                             (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                         2000           1999
                                                      ----------     ----------
Revenues
  Pari-mutuel and simulcasting commissions             $  6,524       $  6,622
  Other                                                     376            402
                                                      ----------     ----------
    Total revenues                                        6,900          7,024

Operating expenses
  Direct operating expenses
    Purses, fees, and pari-mutuel taxes                   2,789          2,013
    Simulcast and other direct expenses                   2,384          2,331
                                                      ----------     ----------
      Total direct operating expenses                     5,173          4,344

  Selling, general, and administrative expenses           1,206          1,521
                                                      ----------     ----------
    Total operating expenses                              6,379          5,865
                                                      ----------     ----------
Earnings from operations                                    521          1,159
Interest expense, net                                      (707)          (644)
                                                      ----------     ----------
Earnings (loss) before income taxes                        (186)            515
Provision for (benefit from) income taxes                     -              -
                                                      ----------     ----------
             Net earnings (loss)                       $   (186)       $    515
                                                      ==========     ==========

Earnings (loss) per share data:
  Basic and diluted earnings (loss) per share          $  (0.03)       $   0.07
  Weighted average number of shares outstanding           7,267           7,250

            The accompanying notes are an integral part of the consolidated financial statements.

                                   COLONIAL DOWNS HOLDINGS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In Thousands)

                                                                      (Unaudited)
                                                                  Three Months Ended
                                                                March 31,     March 31,
                                                                  2000          1999
                                                               -----------   -----------
OPERATING ACTIVITIES
Net earnings (loss)                                             $   (186)      $    515
Adjustments to reconcile net earnings (loss) to
 net cash provided by operating activities:
  Depreciation and amortization                                      425            405
Changes in operating assets and liabilities:
  Increase in accounts receivable and other assets                  (559)          (98)
  Decrease in trade accounts payable and accrued liabilities        (270)          (13)
  Increase in horsemen's deposits and purses, net                    872           120
                                                               -----------   -----------
Net cash provided by operating activities                            282           929
                                                               -----------   -----------
INVESTING ACTIVITIES:
  Capital expenditures                                                (6)         (102)
  Decrease in construction payables                                    -          (391)
                                                               -----------   -----------
Net cash used in investing activities                                 (6)         (493)
                                                               -----------   -----------
FINANCING ACTIVITIES:
  Proceeds from long-term debt, capital leases, and other            265            96
  Payments on long-term debt and capital leases                     (326)         (189)
                                                               -----------   -----------
Net cash used in financing activities                                (61)          (93)
                                                               -----------   -----------
     Net change in cash and cash equivalents                         215           343
Cash and cash equivalents, beginning of period                     1,313         1,155
                                                               -----------   -----------
Cash and cash equivalents, end of period                        $  1,528      $  1,498
                                                               ===========   ===========

            The accompanying notes are an integral part of the consolidated financial statements.

                              COLONIAL DOWNS HOLDINGS, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 1999 of Colonial Downs Holdings, Inc. (the "Company") included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 3, 2000.

     In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and its cash flows for the respective three month periods ended March 31, 2000 and 1999. Interim results for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2000.

     Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities (which can consist of stock options and warrants) that could share in earnings of an entity.

     Certain reclassifications have been made in the prior period's financial statements in order to conform to the March 31, 2000 presentation.

                                   COLONIAL DOWNS HOLDINGS, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                           (Unaudited)

2.   LONG-TERM DEBT, NOTES PAYABLE-RELATED PARTIES, AND CAPITAL LEASES

     Long-Term Debt, Notes Payable-Related Parties, and Capital Leases, consisted of the following:

                                                                     March 31,    December 31,
                                                                   ---------------------------
                                                                       2000          1999
                                                                   -----------    ------------
Note payable to a bank maturing June 2000, bearing
interest at a variable rate (9.06% at March 31, 2000),
collateralized by substantially all assets, except the
Racing Centers, of the Company and guaranteed by certain
shareholders and related parties                                  $ 10,000,000   $ 10,000,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing September 2000, with interest payable quarterly at a rate of 7.25%, collateralized by a second deed of
trust on the racetrack facility                                      5,500,000      5,500,000

Note payable to a bank, maturing October 2000, bearing
interest at prime plus 1.0% (10% at March 31, 2000),
with monthly principal payment of $15,000, collateralized
by certain fixed assets                                                435,000        480,000

Installment loans and capitalized leases collateralized by
certain vehicles, machinery and equipment, maturing at
various dates through September 2000, at interest rates
ranging from 3% to 9%                                                   35,988         51,543

Note payable to Maryland Jockey Club, maturing December 2005, bearing interest at a rate of 7.75% payable quarterly for
the first two years and equal installments of interest and
principal to be paid quarterly over the remaining five year
term of the note, beginning in the first quarter of 2001             1,450,000      1,450,000

Note payable under the revolving credit facility with a bank, bearing interest at a variable rate (9.06% at March 31,
2000), due June 30, 2000, collateralized by substantially
all assets, except the Racing Centers, of the Company and
guaranteed by certain shareholders and related parties               5,000,000      5,000,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing August 2000, with an interest rate of 8.5%,
collateralized by the Hampton Racing Center                          1,000,000      1,000,000

[/CAPTION]

                              COLONIAL DOWNS HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                      (Unaudited)

2.    LONG-TERM DEBT, NOTES PAYABLE-RELATED PARTIES, AND CAPITAL LEASES
       - (CONTINUED)

                                                                     March 31,    December 31,
                                                                   ---------------------------
                                                                       2000          1999
                                                                   -----------    ------------

Note payable to Norglass, Inc. maturing September 24, 2000,
monthly interest payment at a rate of 6% until maturity.             1,850,000      1,850,000

Note payable to Maryland Jockey Club, bearing interest at
the prime rate, payable in two equal installments during
the years 2000 and 2001.                                               455,827        600,000

Note payable to CD Entertainment, Ltd., bearing interest
at the prime rate, payable in two equal installments during
the years 2000 and 2001.                                               900,000        900,000

Note payable to CD Entertainment, Ltd., maturing August 2001, with monthly interest payment at the Lender's cost of funds
plus one-half percent (approximately 8.7% at March 31, 2000).          300,000        300,000

Note payable to CD Entertainment, Ltd., maturing September
2001, with monthly interest payment at the Lender's cost of
funds plus one-half percent (approximately 8.7% at March 31,
2000).                                                                 475,000        475,000

Note payable to Ryan Incorporated Central, bearing monthly
interest at 10%, payable in six equal monthly payments
commencing January 1, 2000.                                             54,941        142,735

Note payable to an insurance company, maturing January 2001, bearing interest at 8.70%, with monthly payments of $7,477
including interest.                                                     64,920             -

Note payable to an insurance company, maturing October 2000, bearing interest at 7.10%, with monthly payments of $25,628
including interest.                                                    166,828             -
                                                                   -----------     -----------
                                                                    27,688,504     27,749,278
Less current maturities.                                            15,913,504     15,974,278
Current maturities - related parties.                                8,800,000      8,800,000
                                                                   -----------     -----------
                                                                     2,975,000      2,975,000
Less long-term debt - related parties.                               1,225,000      1,225,000
                                                                   -----------     -----------
Long-term debt, including capital lease obligations.               $ 1,750,000    $ 1,750,000
                                                                   ===========     ===========

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

     The following table sets forth certain operating results as a percentage of total revenues for the periods indicated:

                                                        (Percentage of Net Revenues)
                                                                  March 31,
                                                        ----------------------------
                                                            2000            1999
                                                        ------------    ------------
Revenues:
     Pari-mutuel and simulcasting commissions               94.6%           94.3%
     Other                                                   5.4%            5.7%
                                                         --------        --------
          Total revenues                                   100.0%          100.0%

Direct operating expenses:
     Purses, fees, and pari-mutuel taxes                    40.4%           28.7%
     Simulcast and other direct                             34.6%           33.2%
                                                         --------        --------
          Total direct operating expenses                   75.0%           61.9%
Selling, general, and administrative expenses               17.5%           21.6%
                                                         --------        --------
Earnings from operations                                     7.5%           16.5%
Interest expense, net                                      (10.2)%          (9.2)%
                                                         --------        --------
Earnings (loss) before taxes                               (2.7)%            7.3%


     Total Revenues. Total revenues for the first quarter of 2000 decreased $124,000 or 1.8% to $6,900,000 from $7,024,000. Snow in January closed our
Racing Centers for two days. This weather had an impact on our Northeast tracks Simulcast signals as they were closed for more days.

     Direct Operating Expenses. As a percentage of revenues, direct operating expenses increased 13.1% from 61.9% for the first quarter of 1999 to 75.0% for the first quarter of 2000. The increase in operating expenses were attributed to an increase in purse expense. Purse expenses for the first quarter of 2000 were approximately $784,000 or 96% of the increase in direct operating expenses.

     Selling, General and Administrative Expenses (SG&A). As a percentage of revenues, SG&A decreased 4.1%, from 21.6% for the first quarter of 1999 to 17.5% for the first quarter of 2000. The decrease in SG&A as a percentage of revenues was primarily due to reductions in professional, consulting and legal fees of approximately $331,000.

     Interest Expense, Net. Interest expense, net of interest income, increased $63,000 in the first quarter of 2000 to $707,000 from $644,000 for the same period of the prior year. The increase in interest expense was primarily a result of higher levels of debts.

     Net Earnings (Loss). Net loss for the first quarter of 2000 was $186,000 compared to net earnings of $515,000 for the corresponding period of the prior fiscal year. The decrease in net earnings was primarily a result of the increase in purse expense as discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     During 1999 and 1998, the Company incurred aggregate net losses of approximately $6,400,000 and has a working capital deficit of $26,301,000 at March 31, 2000. In addition, approximately $24,714,000 of the Company's debt is due in the remainder of 2000.

     The Company's continued existence is dependent upon its ability to Refinance or renew maturing debt and obtain adequate working capital to support its operations until they become profitable. The Company has been and continues to be largely dependent on the financial support of its principal stockholder, who has personally guaranteed $16,850,000 of the maturing debt and whose affiliate is the holder of $8,800,000 of additional debt. The Company is seeking continued financial support from this stockholder and expects such support to be forthcoming; however there can be no assurances that it will be. Additionally, CD Entertainment Ltd. has agreed to loan the Company between $1.5 million and $2 million on terms to be negotiated for working capital purposes.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the company to continue as a going concern. The Report of Independent Certified Public Accountants included in the annual financial statements in the Company's form 10-K for the year ended December 31, 1999 contains a qualification that raises substantial doubt about the Company's ability to continue as a going concern primarily due to significant debt coming due in 2000. The Company is seeking to refinance the debt coming due in 2000. There can be no assurance that the Company will be successful in its efforts or if successful, that the terms of such refinancing will be favorable to the Company.

     Cash Flows. After adjusting the net loss of $186,000 for non-cash items such as depreciation and amortization, $239,000 in cash was provided. The increase in accounts payable and other operating liabilities and the decreases in accounts receivable and other assets and horsemen's deposits and purses provided $43,000 of cash resulting in net cash provided by operating activities of $282,000. Investing activities utilized $6,000 of cash. Financing activities used $61,000 of cash.

     In June 1999, the Company entered into a three-year contract (which is renewable for an additional three year term) with the Virginia Horsemen's Benevolent and Protective Association ("the VaHBPA) to provide for thoroughbred purses. Under the contract, $3,125,000 was guaranteed to be available for purses for the 1999 thoroughbred meet. Of this amount, $1,500,000 is considered to be an advance of purse money due in years 2000 and 2001. In years 2000 and 2001, the Company is required to pay 5 1/4% of the handle generated on simulcast thoroughbred racing to the thoroughbred purse account. The advance will be repaid by the VaHBPA in an annual amount of $750,000 plus interest at approximately the prime rate from the 5 1/4% that is contributed to the purse account in years 2000 and 2001.

     EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. The Company's EBITDA for the first three months of fiscal year 2000 and 1999 was approximately $946,000 and $1.6 million, respectively. The decrease in EBITDA is primarily due to lower income before interest and income taxes due to the changes in revenues, operating expenses and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, and depreciation and amortization.

     In January 11, 1999, the Company negotiated an agreement with PNC Bank, N.A. ("PNC"), which restructured the principal payments of the Credit Agreement dated June 26, 1997. Under the agreement, in lieu of making principal payments on the due dates, the guarantors were required to deliver to PNC letters of credit in the face amount of future principal payments. The letters of credit have an expiration date of July 31, 2000. Guarantors of the debt posted letters of credit totaling $2.5 million, in lieu of the Company making the principal payments due December 31, 1998 through March 31, 2000. The Company anticipates that the guarantors will continue to post letters of credit for the principal payments due during the remainder of 2000.

SEASONALITY AND THE EFFECT OF INCLEMENT WEATHER

     Revenues and expenses relating to the Track may be higher during scheduled live racing than at other times of the year. In addition, weather conditions such as those from the snow storm in the Northeast in January 2000, sometimes cause cancellation of outdoor horse races or curtail attendance, both of which reduce wagering. Attendance and wagering at both outdoor races and indoor Racing Centers also may be adversely affected by certain holidays and professional and college sports seasons as well as other recreational activities. Conversely, attendance and wagering may be favorably affected by special racing events which stimulate interest in horse racing, such as the Triple Crown races in May and June and the Breeders' Cup in November. As a result, the Company's revenues and net income may fluctuate from quarter to quarter. Given that a substantial portion of the Company's Track expenses are fixed, the loss of scheduled racing days could have a material adverse affect on the Company's profitability. The Company believes that simulcasting diminishes the effect of inclement weather on wagering.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of the Company's debt obligations at March 31, 2000 were either fixed rate obligations or variable rate obligations which provide the Company various options in determining the rate of interest. Management does not believe that the Company has any material market risk from its debt obligations.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     Mechanic Lien Litigation.  In connection with the dispute with Norglass,
     ------------------------
two subcontractors of Norglass filed mechanic's liens against the property, which have been ordered removed by the New Kent County Circuit Court. In Baker
                                                                          -----
Roofing Company v. Colonial Downs Holdings, Inc., et al.  (New Kent County
--------------------------------------------------------
Circuit Court Case No. CH98-76), a roofing subcontractor seeks payment of $137,790.10 and its subcontractor in turn seeks payment of $40,541.32 in NCI
                                                                         ---
Building Components v. Baker Roofing Company, et al. (New Kent County Circuit
----------------------------------------------------
Court Case No. CH98-78). The Company is contesting these matters and is seeking a final resolution to all pending claims.

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

     By order entered on March 15, 2000, the Circuit Court found that the Commission violated Virginia's Freedom of Information Act and committed other procedural errors with regard to the issues raised on appeal. Notwithstanding these conclusions, however, the Court found that, with the exception of the ruling pertaining to the Related Party fees, the Commission's actions should not be reversed. No appeal was timely taken from the Circuit Court's rulings.

     In the Declaratory Judgment Action, Partnership and Racing argued that the VHHA Agreements terminated on August 4, 1999 based upon the terms of a Second Amendment, dated as of March 16, 1999, between the parties, written notices provided to the VHHA and a continuing course of conduct by the parties reflecting that the Agreements had terminated. The VHHA argued that written notice had not been properly provided under the terms of the VHHA Agreements and that the VHHA's course of conduct was inadequate to constitute a waiver of its alleged rights under the VHHA Agreements to assert the position that the Agreements had automatically renewed and did not terminate. The parties settled the case prior to it being heard by the Circuit Court. The terms of the settlement include an acknowledgement by the parties that the VHHA Agreements are not in force, Partnership's agreement to continue, nevertheless, to make purse contributions of 5% of standardbred simulcast handle into the Standardbred Purse Account through the execution of a new contract, and the payment to Partnership of the sum of $315,000 from the Standardbred Purse Account. The settlement was contingent upon the Commission taking no steps to modify the terms of the settlement, and the Commission approved the settlement at its April 19, 2000 meeting.

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibit 27     Financial Data Schedule

B.  Reports on Form 8-K     None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COLONIAL DOWNS HOLDINGS, INC.

                                    By: /s/ Ian M. Stewart
                                    ---------------------------------
                                    Ian M. Stewart, President
                                    and Chief Financial Officer
                                    May 3, 2000