Form 10-Q
period 2000-06-30
COLONIAL DOWNS HOLDINGS INC
filed 2000-08-15
CIK 1027430

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the Quarterly Period ended June 30, 2000

    [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        Commission file number 333-18295


                             COLONIAL HOLDINGS, INC.
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

   Number of Shares of Class A Common Stock outstanding as of August 11, 2000 -
                                    5,025,239
   Number of Shares of Class B Common Stock outstanding as of August 11, 2000 -
                                    2,242,500

                             COLONIAL HOLDINGS, INC.
                                      INDEX

                                                                    Page
PART  I.     FINANCIAL  STATEMENTS  AND  NOTES                     Number
                                                                   ------

Item  1.     Financial  Statements  and  Notes                        3

Item  2.     Management's  Discussion and Analysis of
             Financial Condition and Results of Operations            9

Item  3.     Quantitative  and  Qualitative  Disclosures
             About  Market  Risk                                     13

PART  II     OTHER  INFORMATION

Item  1.     Legal  Proceedings                                      14

Item  2.     Changes  in  Securities                                 14

Item  3.     Defaults  Upon  Senior  Securities                      14

Item  4.     Submission of Matters to a Vote of Security Holders     14

Item  5.     Other  Information                                      14

Item  6.     Exhibits  and  Reports  on  Form  8-K                   14

                             COLONIAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             (Unaudited)
                                                         June  30, December  31,
  ASSETS                                                    2000       1999
                                                         -------- --------------
Current assets:
  Cash and cash equivalents                              $ 2,083   $ 1,313
  Horsemen's deposits                                      1,842       659
  Accounts receivable                                        310       253
  Prepaid expenses and other assets                          385       114
                                                         -------- ----------
  Total current assets                                     4,620     2,339
Property, plant and equipment
  Land and improvements                                   15,585    15,554
  Buildings and improvements                              48,467    48,472
  Equipment, furnishings, and fixtures                     2,864     2,853
  Leasehold improvements                                   1,124     1,124
                                                         -------- ----------
                                                          68,040    68,003
  Less accumulated depreciation                            4,592     3,817
                                                         -------- ----------
  Property, plant and equipment, net                      63,448    64,186
Licensing and organization costs, net of accumulated
  amortization of $333 and $311, respectively                734       729
Other assets                                                  94       151
                                                         -------- ----------
Total assets                                             $68,896   $67,405
                                                         ======== ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $ 1,837   $ 2,764
  Purses due horsemen                                      2,744       182
  Accrued liabilities and other                            1,974     1,184
 Current maturities of long-term debt
   and capital lease obligations                             790    15,974
 Current maturities of long-term debt - related parties        -     8,800
                                                         -------- ----------
  Total current liabilities                                7,345    28,904
Long-term debt and capital lease obligations              18,365     1,750
Notes payable - related parties                            8,175     1,225
                                                         -------- ----------
  Total liabilities                                       33,885    31,879

Commitments and contingencies

Stockholders' equity
  Class A, common stock, $0.01 par value; 12,000 shares
   authorized; 5,025 shares issued and outstanding            50        50
  Class B, common stock, $0.01 par value; 3,000 shares
   authorized; 2,242 shares issued and outstanding            23        23
  Additional paid-in capital                              42,873    42,873
  Accumulated deficit                                     (7,935)   (7,420)
                                                         -------- ----------

  Total stockholders' equity                              35,011    35,526
                                                         -------- ----------
Total liabilities and stockholders' equity               $68,896   $67,405
                                                         ======== ==========

    The accompanying notes are an integral part of the financial statements.

                                COLONIAL HOLDINGS, INC.
                                STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    (Unaudited)         (Unaudited)
                                                Three Months Ended   Six Months Ended
                                                      June 30,           June 30,
                                                  2000      1999      2000      1999
                                                 -------  --------  --------  --------
Revenues
  Pari-mutuel and simulcasting commissions       $6,610   $ 6,700   $13,133   $13,321
  Other                                             365       533       740       935
                                                 -------  --------  --------  --------
    Total revenues                                6,975     7,233    13,873    14,256

Operating expenses
  Direct operating expenses
    Purses, fees, and pari-mutuel taxes           2,893     2,639     5,682     4,651
    Simulcast and other direct expenses           2,522     2,882     4,906     5,213
                                                 -------  --------  --------  --------
      Total direct operating expenses             5,415     5,521    10,588     9,864

  Selling, general and administrative expenses      824     1,377     1,605     2,493
  Depreciation and amortization                     425       409       849       814
                                                 -------  --------  --------  --------
    Total operating expenses                      6,664     7,307    13,042    13,171
                                                 -------  --------  --------  --------

Earnings (loss) from operations                     311       (74)      831     1,085
Interest expense, net                              (639)     (957)   (1,346)   (1,601)
                                                 -------  --------  --------  --------
Loss before income taxes                           (328)   (1,031)     (515)     (516)
Provision for (benefit from) income taxes             -         -         -         -
                                                 -------  --------  --------  --------
               Net loss                          $ (328)  $(1,031)  $  (515)  $  (516)
                                                 =======  ========  ========  ========

Earnings (loss) per share data:
  Basic and diluted loss per share               $(0.05)  $ (0.14)  $ (0.07)  $ (0.07)
  Weighted average number of shares outstanding   7,260     7,260     7,260     7,260

    The accompanying notes are an integral part of the financial statements.

                             COLONIAL HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     (Unaudited)
                                                                  Six Months Ended
                                                                       June 30,
                                                                   2000      1999
                                                                  -------  --------
OPERATING ACTIVITIES:
Net loss                                                          $ (515)  $  (516)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                      849       814
  Other                                                                -        31
Changes in operating assets and liabilities:
  Increase in accounts receivable and other assets                  (298)     (214)
  Net decrease in trade accounts payable and accrued liabilities    (136)     (169)
  Increase in horsemen's deposits and purses due horsemen, net     1,379     1,550
                                                                  -------  --------
Net cash provided by operating activities                          1,279     1,496
                                                                  -------  --------

INVESTING ACTIVITIES:
  Capital expenditures, net of disposals                             (89)     (373)
  Decrease in construction payables                                 (143)     (759)
                                                                  -------  --------
Net cash used in investing activities                               (232)   (1,132)
                                                                  -------  --------

FINANCING ACTIVITIES:
  Proceeds from long-term debt, capital leases, and other            265        96
  Payments on long-term debt and capital leases                     (542)     (284)
                                                                  -------  --------
Net cash used in financing activities                               (277)     (188)
                                                                  -------  --------
               Net change in cash and cash equivalents               770       176
Cash and cash equivalents, beginning of period                     1,313     1,155
                                                                  -------  --------
Cash and cash equivalents, end of period                          $2,083   $ 1,331
                                                                  =======  ========

    The accompanying notes are an integral part of the financial statements.

                             COLONIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS  OF  PRESENTATION

     Effective August 7, 2000, Colonial Downs Holdings, Inc. changed its name to Colonial Holdings, Inc. (the "Company") in order to reflect the Company's objective of diversifying its sources of revenue outside of pari-mutuel wagering in Virginia.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 3, 2000.

     In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations and its cash flows for the respective six month periods ended June 30, 2000 and 1999. Interim results for the six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2000.

     Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities (which can consist of stock options and warrants) that could share in earnings of an entity.

     Certain reclassifications have been made in the prior period's financial statements in order to conform to the June 30, 2000 presentation.

2.     LONG-TERM  DEBT,  NOTES  PAYABLE-RELATED  PARTIES,  AND  CAPITAL  LEASES

     Long-Term Debt, Notes Payable-Related Parties, and Capital Leases, consisted of the following:

                                                                 June 30,  December 31,
                                                                  2000        1999
                                                              ------------ ------------
Note payable to a bank maturing June 2000, bearing
interest at a variable rate (9.625% at June 30, 2000),
collateralized by substantially all assets, except the
Racing Centers, of the Company and guaranteed by certain
shareholders and related parties                               $10,000,000 $10,000,000

                             COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

2.     LONG-TERM  DEBT,  NOTES  PAYABLE-RELATED  PARTIES,  AND  CAPITAL LEASES -
(CONTINUED)

                                                                 June 30,  December 31,
                                                                  2000        1999
                                                              ------------ ------------
Note payable under the revolving credit facility with a bank, bearing interest at a variable rate (9.625% at June 30,
2000), due June 30, 2000, collateralized by substantially
all assets, except the Racing Centers, of the Company and
guaranteed by certain shareholders and related parties           5,000,000   5,000,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing September 2000, with interest payable quarterly at a rate of 7.25%, collateralized by a second deed of
trust on the racetrack facility                                  5,500,000   5,500,000

Note payable to a bank, maturing October 2000, bearing
interest at prime plus 1.0% (10.5% at June 30, 2000),
with monthly principal payment of $15,000, collateralized
by certain fixed assets                                            390,000     480,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing August 2000, with an interest rate of 8.5%,
collateralized by the Hampton Racing Center                      1,000,000   1,000,000

Note payable to Norglass, Inc. maturing September 24, 2000,
monthly interest payment at a rate of 6% until maturity          1,850,000   1,850,000

Note payable to Maryland Jockey Club, maturing December 2005, bearing interest at a rate of 7.75% payable quarterly for
the first two years and equal installments of interest and
principal to be paid quarterly over the remaining five year
term of the note, beginning in the first quarter of 2001         1,450,000   1,450,000

Note payable to Maryland Jockey Club, bearing interest at
the prime rate, payable in two equal installments during
the years 2000 and 2001                                            300,308     600,000

Note payable to CD Entertainment, Ltd., bearing interest
at the prime rate, payable in two equal installments during
the years 2000 and 2001                                            900,000     900,000

Note payable to CD Entertainment, Ltd., maturing August 2001, with monthly interest payment at the Lender's cost of funds
plus one-half percent (approximately 8.8% at June 30, 2000)        300,000     300,000

                             COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

2.     LONG-TERM  DEBT,  NOTES  PAYABLE-RELATED  PARTIES,  AND  CAPITAL LEASES -
(CONTINUED)

                                                                 June 30,  December 31,
                                                                  2000        1999
                                                              ------------ ------------

Note payable to CD Entertainment, Ltd., maturing September
2001, with monthly interest payment at the Lender's cost of
funds plus one-half percent (approximately 8.8% at June 30,
2000)                                                              475,000     475,000

Notes payable to an insurance company, maturing October 2000, and January 2001, bearing interest at 7.10% and 8.70%, with
monthly payments of $25,628 and $7,477, respectively,
including interest                                                 150,625           -

Installment loans and capitalized leases collateralized by
certain vehicles, machinery and equipment, maturing at
various dates through September 2000, at interest rates
ranging from 8.125% to 10.5%                                        13,985      51,543

Note payable to Ryan Incorporated Central, bearing monthly
interest at 10%, payable in six equal monthly payments
commencing January 1, 2000                                               -     142,735
                                                              ------------ ------------
                                                                27,329,918  27,749,278
Less current maturities                                            789,918  15,974,278
Current maturities - related parties                                     -   8,800,000
                                                              ------------ ------------
                                                                26,540,000   2,975,000
Less long-term debt - related parties                            8,175,000   1,225,000
                                                              ------------ ------------
Long-term debt, including capital lease obligations            $18,365,000 $ 1,750,000
                                                              ============ ============

     In August 2000 the Company entered into an agreement with CD Entertainment Ltd., an affiliate of the Chairman and CEO of the Company, to refinance the $15 million in loans from PNC Bank that came due on June 30, 2000. The refinanced former PNC debt and the Company's existing debt to related parties will be consolidated into a $25.7 million credit facility with a term of five years and an interest rate of LIBOR plus 3%. The Company plans to draw on the credit facility's available balance to payoff the $1.85 million Norglass debt and provide supplemental short-term working capital. Under the terms of the Credit facility, principal payments of $1 million each are due on June 30, 2002, 2003 and 2004 with the balance due on June 30, 2005. In addition, the Company has agreed to make an additional annual principal payment commencing in 2002 contingent upon the Company's annual cash flow. The Company's racetrack property and the racing centers located in Richmond, Hampton and Brunswick, Virginia will serve as collateral for loan. Additionally, Holdings will pledge its limited partnership interest in Colonial Downs and its shares of Stansley Racing Corp. to CD Entertainment. This collateral package is identical to that provided to PNC for the PNC Credit Facility with the additional deeds of trust on the racing centers. The maturities of long-term debt reflect the terms of the new refinancing agreement with CD Entertainment Ltd.

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

     The following table sets forth certain operating results as a percentage of total revenues for the periods indicated:

                                                    (Percentage of Net Revenues)

                                                   Three Months Ended  Six Months Ended
                                                         June  30,         June  30,
                                                     ----------------  ----------------
                                                      2000     1999     2000     1999
                                                     -------  -------  -------  -------
Revenues:
          Pari-mutuel and simulcasting commissions     94.8%    92.6%    94.7%    93.4%
          Other                                         5.2%     7.4%     5.3%     6.6%
                                                     -------  -------  -------  -------
                    Total revenues                    100.0%   100.0%   100.0%   100.0%
Direct operating expenses:
          Purses, fees, and pari-mutuel taxes          41.5%    36.5%    41.0%    32.6%
          Simulcast and other direct expenses          36.2%    39.8%    35.4%    36.6%
                                                     -------  -------  -------  -------
                    Total direct operating expenses    77.7%    76.3%    76.4%    69.2%
Selling, general, and administrative expenses          11.8%    19.0%    11.6%    17.5%
Depreciation and amortization                           6.1%     5.7%     6.1%     5.7%
                                                     -------  -------  -------  -------
Earnings (loss) from operations                         4.4%   (1.0)%     5.9%     7.6%
Interest income (expense), net                       (9.2) %  (13.2)%  (9.7) %  (11.2)%
                                                     -------  -------  -------  -------
Net loss                                             (4.8) %  (14.2)%  (3.8) %   (3.6)%

     Total Revenues. Total revenues for the three and six months ended June 30, 2000 decreased $258,000 (3.6%) and $383,000 (2.7%), respectively, from the corresponding periods of the prior year. Revenues declined because the Company conducted live standardbred racing during one month in 1999, and did not conduct live racing in the three and six month periods ended June 30, 2000.

     Direct Operating Expenses. As a percentage of revenues, direct operating expenses increased 1.4% and 7.2% for the three and six months ended June 30, 2000, respectively, from the corresponding periods of the prior year. The increase in operating expenses is primarily due to an increase in purse expense resulting from the new agreement with the Virginia Horsemen's Benevolent and Protective Association, Inc. (the "VaHBPA"). Purse expenses were approximately $200,000 and $1,000,000 higher and other direct expenses were $306,000 and

$276,000 lower for the three and six months ended June 30, 2000, respectively, than for the corresponding periods of the prior year. The decrease in other direct expenses is due to no live racing being conducted during the three and six months ended June 30, 2000 versus one month of live racing during the corresponding periods of the prior year.

     Selling, General and Administrative Expenses (SG&A). As a percentage of revenues, SG&A decreased 7.2% and 5.9% from 19.0% and 17.5% to 11.8% and 11.6% for the three and six months ended June 30, 2000, respectively, from the corresponding periods of the prior year. The decrease in SG&A as a percentage of revenues for the three and six months ended June 30, 2000 was primarily due primarily to reductions in professional, consulting and legal fees of approximately $338,000 and $673,000, respectively, and a reduction in live racing related expenses of approximately $178,000 and $239,000, respectively, from the corresponding periods of the prior year. Other racing center and corporate SG & A costs increased $37,000 for the three month period and decreased $24,000 for the six month period ended June 30, 2000, as compared to the prior year.

     Interest Expense, Net. Interest expense, net of interest income, decreased $318,000 and $255,000 for the three and six months ended June 30, 2000, respectively, from the corresponding periods of the prior year. The decrease in interest expense was primarily the result of the provision for interest of $285,000 recorded in June 1999 relating to the Norglass arbitration award.

     Net Earnings (Loss). Net loss for the three and six months ended June 30, 2000 was $328,000 and $515,000, respectively, compared to net loss of $1,031,000 and $516,000 for the corresponding periods of the prior year.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     The Company's consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     In January 1999, the Company negotiated an agreement with PNC Bank, N.A. ("PNC"), which restructured the principal payments of the Credit Agreement dated June 26, 1997. Under the agreement, in lieu of making principal payments on the due dates, the guarantors were required to deliver to PNC letters of credit in the face amount of future principal payments. The letters of credit have an expiration date of July 31, 2000. Guarantors of the debt posted letters of credit totaling $3.5 million, in lieu of the Company making the principal payments due December 31, 1998 through June 30, 2000.

     In August 2000, the Company entered into an agreement with CD Entertainment Ltd., an affiliate of the Chairman and CEO of the Company, to refinance the $15 million in loans from PNC that came due on June 30, 2000. The refinanced former PNC debt and the Company's existing debt to related parties will be consolidated into a $25.7 million credit facility with a term of five years and an interest rate of LIBOR plus 3%. The Company plans to draw on the credit facility's available balance to payoff the $1.85 million Norglass debt and provide supplemental short-term working capital. Under the terms of the credit facility, principal payments of $1 million each are due on June 30, 2002, 2003 and 2004 with the balance due on June 30, 2005. In addition, the Company has agreed to make an additional annual principal payment commencing in 2002 contingent upon the Company's annual cash flow.

     During 1999 and 1998, the Company incurred aggregate net losses of approximately $6,400,000 and has a working capital deficit of $2,725,000 at June 30, 2000. The Company's continued existence is dependent upon its ability to refinance or renew maturing debt and obtain adequate working capital to support its operations until they become profitable. The Company has been and continues to be largely dependent on the financial support of its principal stockholder, as evidenced by the previously discussed refinance agreement.

     The financial statements do not include any adjustments to reflect the Possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the company to continue as a going concern. The Report of Independent Certified Public Accountants ("Accountants' Report") included in the annual financial statements in the Company's form 10-K for the year ended December 31, 1999 contains a qualification that raises substantial doubt about the Company's ability to continue as a going concern primarily due to significant debt coming due in 2000. The Company is in the process of refinancing the debt referred to in the Accountants' Report as noted above.

     Cash Flows. After adjusting the net loss of $515,000 for non-cash items such as depreciation and amortization, $334,000 in cash was provided. The increase in horsemen's deposits and accrued liabilities provided $1,379,000 of cash. This was offset by increases in accounts receivable and other assets, and the net decrease in accounts payable and accrued liabilities resulting in cash provided by operating activities of $1,279,000. Investing activities consisting of capital expenditures and the repayment of a note related to the construction of the track utilized $232,000 of cash. Financing activities consisting of principal payments on long-term debt, net of borrowings, used $277,000 of cash.

     In June 1999, the Company entered into a three-year contract (which is renewable for an additional three year term) with the Virginia Horsemen's Benevolent and Protective Association (the "VaHBPA") to provide for thoroughbred purses. Under the contract, $3,125,000 was guaranteed to be available for purses for the 1999 thoroughbred meet. Of this amount, $1,500,000 is considered to be an advance of purse money due in years 2000 and 2001. In years 2000 and 2001, the Company is required to pay 5 1/4% of the handle generated on simulcast thoroughbred racing to the thoroughbred purse account. The advance will be repaid by the VaHBPA in an annual amount of $750,000 plus interest at approximately the prime rate from the 5 1/4% that is contributed to the purse account in years 2000 and 2001.

     In  August  2000,  the  Company entered into an agreement with the Virginia
Harness Horse Association (the "VHHA") to provide for standardbred purses. Under the contract, which expires December 31, 2001, the Company is required to pay 5% of the handle generated on simulcast standardbred to the standardbred purse account. The purse contribution increases to 6% of simulcast standardbred handle in excess of $75 million and 7% in excess of $150 million.

EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. The Company's EBITDA for the first six months of fiscal year 2000 and 1999 was approximately $1.7 million and $1.9 million, respectively. The decrease in EBITDA is primarily due to lower income before interest and income taxes due to the changes in revenues, operating expenses and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, and depreciation and amortization.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK

     Most of the Company's debt obligations at June 30, 2000 were either fixed rate obligations or variable rate obligations which provide the Company various options in determining the rate of interest. Management does not believe that the Company has any material market risk from its debt obligations.

PART  II.    OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     Mechanic  Lien  Litigation.    In  Baker  Roofing Company v. Colonial Downs
     --------------------------         ----------------------------------------
Holdings,  Inc.,  et  al.  (New  Kent  County Circuit Court Case No. CH98-76), a
------------------------
roofing subcontractor seeks payment of $137,790.10 and its subcontractor in turn
   --
seeks payment of $40,541.32 in NCI Building Components v. Baker Roofing Company,
                               -------------------------------------------------
et  al.  (New  Kent  County  Circuit  Court  Case  No. CH98-78).  The Company is
------
contesting these matters and is seeking a final resolution to all pending claims.

ITEM  2.     CHANGES  IN  SECURITIES

     None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.     OTHER  INFORMATION

     None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

              A.  Exhibit  27  -  Financial  Data  Schedule

              B.  Reports on Form 8-K  -  The Company filed a Current Report  on
                                          Form 8-K during the three months ended
                                          June 30, 2000  relating  to  long-term
                                          refinancing  of  its  current  debt
                                          maturities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLONIAL  HOLDINGS,  INC.

By:  /s/  Ian  M.  Stewart
----------------------------------------
Ian  M.  Stewart,  President
and  Chief  Financial  Officer
August  14,  2000