Form 10-Q
period 2000-09-30
COLONIAL DOWNS HOLDINGS INC
filed 2000-11-14
CIK 1027430

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the Quarterly Period ended September 30, 2000

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

  Number of Shares of Class A Common Stock outstanding as of November 10, 2000 - 5,025,239
Number of Shares of Class B Common Stock outstanding as of November 10, 2000 - 2,242,500

                             COLONIAL HOLDINGS, INC.
                                      INDEX


PART  I.     FINANCIAL  STATEMENTS  AND  NOTES     Number
                                                   ------

Item  1.     Financial  Statements  and  Notes     3

Item  2.     Management's  Discussion  and  Analysis  of
     Financial  Condition  and  Results  of  Operations     10

Item  3.     Quantitative  and  Qualitative  Disclosures
     About  Market  Risk     16

PART  II     OTHER  INFORMATION

Item  1.     Legal  Proceedings     17

Item  2.     Changes  in  Securities     17

Item  3.     Defaults  Upon  Senior  Securities     17

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders     17

Item  5.     Other  Information     17

Item  6.     Exhibits  and  Reports  on  Form  8-K     18

                             COLONIAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


     (Unaudited)
     September  30,     December  31,

                                                                ASSETS                    2000     1999
Current assets:
  Cash and cash equivalents                              $                               1,834   $ 1,313
  Horsemen's deposits                                                                    2,907       659
  Accounts receivable                                                                      490       253
  Prepaid expenses and other assets                                                        358       114
                                               Total current assets                      5,589    2,339
Property, plant and equipment
  Land and improvements                                                                 15,585    15,554
  Buildings and improvements                                                            48,630    48,472
  Equipment, furnishings, and fixtures                                                   2,864     2,853
  Leasehold improvements                                                                 1,124     1,124
                                                                                        68,203    68,003
  Less accumulated depreciation                                                          5,002     3,817
                                               Property, plant and equipment, net       63,201    64,186
Licensing and organization costs, net of accumulated
  amortization of $337 and $311, respectively                                              702       729
Other assets                                                                               101       151
Total assets                                             $                              69,593   $67,405

                                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $                               2,706   $ 2,764
  Purses due horsemen                                                                    3,193       182
  Accrued liabilities and other                                                          2,328     1,184
 Current maturities of long-term debt
   and capital lease obligations                                                           876    15,974
 Current maturities of long-term debt - related parties                                      -     8,800
                                               Total current liabilities                 9,103    28,904
Long-term debt and capital lease obligations                                             1,273     1,750
Notes payable - related parties                                                         25,038     1,225
                                               Total liabilities                        35,414    31,879

Commitments and contingencies

Stockholders' equity
  Class A, common stock, $0.01 par value; 12,000 shares
   authorized; 5,025 shares issued and outstanding                                          50        50
  Class B, common stock, $0.01 par value; 3,000 shares
   authorized; 2,242 shares issued and outstanding                                          23        23
  Additional paid-in capital                                                            42,873    42,873
  Accumulated deficit                                                                   (8,767)   (7,420)

                                               Total stockholders' equity               34,179    35,526
Total liabilities and stockholders' equity               $                              69,593   $67,405

    The accompanying notes are an integral part of the financial statements.

                             COLONIAL HOLDINGS, INC.
                             STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  (Unaudited)          (Unaudited)
                                              Three Months Ended     Nine Months Ended
                                                 September 30,         September  30,

                                                  2000     1999      2000      1999
                                                 -------  -------  --------  --------
Revenues
  Pari-mutuel and simulcasting commissions       $7,083   $7,107   $20,216   $20,428
  Other                                             573      674     1,313     1,609
                                                 -------  -------  --------  --------
    Total revenues                                7,656    7,781    21,529    22,037

Operating expenses
  Direct operating expenses
    Purses, fees, and pari-mutuel taxes           3,006    2,397     8,688     7,048
    Simulcast and other direct expenses           3,225    3,532     8,131     8,745
                                                 -------  -------  --------  --------
      Total direct operating expenses             6,231    5,929    16,819    15,793

  Selling, general and administrative expenses    1,138    1,496     2,744     3,989
  Depreciation and amortization                     415      416     1,265     1,230
                                                 -------  -------  --------  --------
    Total operating expenses                      7,784    7,841    20,828    21,012
                                                 -------  -------  --------  --------

Earnings (loss) from operations                    (128)     (60)      701     1,025
Interest expense, net                              (704)    (587)   (2,049)   (2,188)
                                                 -------  -------  --------  --------
Loss before income taxes                           (832)    (647)   (1,348)   (1,163)
Provision for (benefit from) income taxes             -        -         -         -
                                                                   --------  --------
               Net loss                          $ (832)  $ (647)  $(1,348)  $(1,163)
                                                 =======  =======  ========  ========

Earnings (loss) per share data:
  Basic and diluted loss per share               $(0.11)  $(0.09)  $ (0.19)  $ (0.16)
  Weighted average number of shares outstanding   7,268    7,268     7,268     7,268

    The accompanying notes are an integral part of the financial statements.

                             COLONIAL HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      (Unaudited)
                                                                   Nine Months Ended
                                                                     September 30,

                                                                    2000       1999
                                                                  ---------  --------
OPERATING ACTIVITIES:
Net loss                                                          $ (1,348)  $(1,163)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                                      1,265     1,230
  Other                                                                  -        31
Changes in operating assets and liabilities:
  Increase in accounts receivable and other assets                    (432)     (494)
  Net increase in trade accounts payable and accrued liabilities     1,085     1,602
  (Increase) decrease in horsemen's deposits net of purses due
  horsemen                                                             764      (848)
Net cash provided by operating activities                            1,334       358
                                                                  ---------  --------

INVESTING ACTIVITIES:
  Capital expenditures, net of disposals                              (251)     (500)
  Decrease in construction payables                                 (1,850)     (907)
                                                                  ---------  --------
Net cash used in investing activities                               (2,101)   (1,407)
                                                                  ---------  --------

FINANCING ACTIVITIES:
  Proceeds from long-term debt, capital leases, and other           25,397     1,996
  Payments on long-term debt and capital leases                    (24,109)     (738)
                                                                             --------
Net cash provided by financing activities                            1,288     1,258
                                                                  ---------  --------
               Net change in cash and cash equivalents                 521       209
Cash and cash equivalents, beginning of period                       1,313     1,155
Cash and cash equivalents, end of period                          $  1,834   $ 1,364
                                                                  =========  ========

Supplemental Cashflow Information:
 Reclassification of Norglass liability from accounts payable to
 note payable - related party                                     $      -   $ 2,325

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

     In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations and its cash flows for the respective three and nine month periods ended September 30, 2000 and 1999. Interim results for the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2000.

     Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities (which can consist of stock options and warrants) that could share in earnings of an entity.

     Certain reclassifications have been made in the prior period's financial statements in order to conform to the September 30, 2000 presentation.

2.     LONG-TERM  DEBT,  NOTES  PAYABLE-RELATED  PARTIES,  AND  CAPITAL  LEASES

     Long-Term Debt, Notes Payable-Related Parties, and Capital Leases, consisted of the following:

     September  30,     December  31,

                                                                     2000      1999
Credit facility payable to CD Entertainment, Ltd., maturing June
2005, with monthly interest payment at the LIBOR plus three
percent (approximately 9.96% at September 30) and principal
payments of $1 million each due June 30, 2002, 2003 and 2004
Collateralized by substantially all assets of the Company         $25,037,937  $   -


                             COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

2.     LONG-TERM  DEBT,  NOTES  PAYABLE-RELATED  PARTIES,  AND  CAPITAL LEASES -
(CONTINUED)



                                                           September  30,  December  31,

                                                                  2000        1999
Note payable to Maryland Jockey Club, maturing December 2005, bearing interest at a rate of 7.75% payable quarterly for
the first two years and equal installments of interest and
principal to be paid quarterly over the remaining five year
term of the note, beginning in the first quarter of 2001        1,450,000   1,450,000

Note payable to Maryland Jockey Club, bearing interest at
the prime rate (9.5% at September 30, 2000), payable in two
equal installments during the years 2000 and 2001                 300,308     600,000

Note payable to a bank, maturing October 2001, bearing
interest at prime plus 1.0% (10.5% at September 30, 2000),
with monthly principal payment of $15,000, collateralized
by certain fixed assets                                           345,000     480,000

Notes payable to an insurance company, maturing January 2001, and April 2001, bearing interest at 8.70% and 7.52%,
respectively                                                       54,176           -

Note payable to a bank maturing June 2000, bearing
interest at a variable rate, collateralized by
substantially all assets, except the Racing Centers,
of the Company and guaranteed by certain
shareholders and related parties                                        -  10,000,000

Note payable under the revolving credit facility with a bank, bearing interest at a variable rate, due June 30, 2000,
collateralized by substantially all assets,
except the Racing Centers, of the Company and
guaranteed by certain shareholders and related parties                  -   5,000,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing September 2000, with interest payable quarterly at a rate of 7.25%, collateralized by a second deed of
trust on the racetrack facility                                         -   5,500,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing August 2000, with an interest rate of 8.5%,
collateralized by the Hampton Racing Center                             -   1,000,000

                             COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

2.     LONG-TERM  DEBT,  NOTES  PAYABLE-RELATED  PARTIES,  AND  CAPITAL LEASES -
(CONTINUED)



                                                             September  30,  December  31,

                                                                   2000         1999
Note payable to Norglass, Inc. maturing September 24, 2000,
monthly interest payment at a rate of 6% until maturity                   -    1,850,000

Note payable to CD Entertainment, Ltd., bearing interest
at the prime rate, payable in two equal installments during
the years 2000 and 2001                                                   -      900,000

Note payable to CD Entertainment, Ltd., maturing August 2001, with monthly interest payment at the Lender's cost of funds
plus one-half percent                                                     -      300,000

Note payable to CD Entertainment, Ltd., maturing September
2001, with monthly interest payment at the Lender's cost of
funds plus one-half percent                                               -      475,000

Installment loans and capitalized leases collateralized by
certain vehicles, machinery and equipment, maturing at
various dates through September 2000, at interest rates
ranging from 8.125% to 10.5%                                              -       51,543

Note payable to Ryan Incorporated Central, bearing monthly
interest at 10%, payable in six equal monthly payments
commencing January 1, 2000                                                -      142,735
                                                                 27,187,421   27,749,278
Less current maturities                                             876,484   15,974,278
Current maturities - related parties                                      -    8,800,000
                                                                 26,310,937    2,975,000
Less long-term debt - related parties                            25,037,937    1,225,000
Long-term debt, including capital lease obligations             $ 1,273,000  $ 1,750,000


     In August 2000 the Company entered into an agreement with CD Entertainment Ltd. ("CD Entertainment"), an affiliate of the Chairman and CEO of the Company, to refinance the $15 million in loans from PNC Bank that came due on June 30, 2000. The refinanced former PNC debt and the Company's existing debt to related parties was consolidated into a $25.7 million credit facility with a term of five years and an interest rate of LIBOR on the date funds are drawn, plus 3%. The Company drew on the credit facility's available balance to payoff the $1.85 million Norglass, Inc. debt. At September 30, 2000 the credit facility's remaining available balance was approximately $0.7 million which was drawn in

October 2000 to meet short-term working capital obligations. Under the terms of the Credit facility, principal payments of $1 million each are due on June 30, 2002, 2003 and 2004 with the balance due on June 30, 2005. In addition, the Company has agreed to make an additional annual principal payment commencing in 2002 contingent upon the Company's annual cash flow. The Company's racetrack property and the racing center located in Hampton serve as collateral for the loan. Additionally, the Company has pledged its limited partnership interest in Colonial Downs, L.P. and its shares of Stansley Racing Corp., both of which are subsidiaries of the Company, to CD Entertainment. This collateral package is identical to that provided to PNC for the PNC Credit Facility with the additional deeds of trust on the racing centers. The maturities of long-term debt reflect the terms of the new refinancing agreement with CD Entertainment.

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

PROFIT  CENTER  ANALYSIS

For the three months and nine months ended September 30, 2000, net loss increased $0.2 million compared to the corresponding periods of the prior year. Net income at the Racing Centers decreased compared to the corresponding prior periods by $0.7 million and $1.9 million for the three months and nine months ended September 30, 2000, respectively. Net loss at the Track from live racing operations decreased by $0.4 million and $0.6 million for the three months and nine months ended September 30, 2000, respectively. Corporate overhead decreased by $0.2 million and $1.0 million, for the three months and nine months ended September 30, 2000, respectively, and net interest expense increased by $0.1 million for the three months ended September 30, 2000. Interest for the nine months ended September 30, 2000 was $0.1 million less than for the corresponding period of the prior year. An analysis of these changes is set forth below in reviews of the operations at the Racing Centers and the Track, respectively.

     Racing Centers. Revenues at the Racing Centers decreased $0.1 million for the three months and nine months ended September 30, 2000, compared to the corresponding periods of the prior year. In the third quarter, the Company's primary marketing effort was directed toward the live thoroughbred meet and less emphasis was placed on Racing Center marketing. Purse expenses increased $0.6 million and $1.6 million for the three months and nine months ended September 30, 2000, respectively compared to the corresponding periods of the prior year as a result of the new thoroughbred and amended harness horsemen's contracts. Other expenses were approximately the same for the three months ended September 30, 2000 as they were for the corresponding period of the prior year and increased $0.2 million for the nine months ended September 30, 2000 compared to the corresponding period of the prior year. As a result, net income at the Racing Centers decreased $0.7 million and $1.9 million for the three months and nine months ended September 30, 2000.

Track. Net loss at the Track decreased by $0.4 million and $0.6 million for the three and nine months ended September 30, 2000, respectively, compared to the corresponding periods of the prior year. This difference in results of operations is primarily attributable to differences in the commencement date of the harness meet. In 1999 the harness meet was completed in August 1999, and in 2000 the harness meet did not begin until October 27, 2000. Net losses resulting from the 1999 Harness meet for the three and nine months ended

September 30, 1999 were $0.5 million and $0.7 million, respectively. The 2000 Thoroughbred meet has lost approximately $40,000 less through September 30, 2000 than the 1999 Thoroughbred meet lost through the corresponding period of the prior year. Overhead costs associated with maintaining the Track facility have increased $0.1 million for the three and nine months ended September 30, 2000, compared to the corresponding periods of the prior year.

Corporate. For the three months and nine months ended September 30, 2000, respectively, corporate overhead decreased $0.2 million and $1.0 million in comparison to the corresponding periods of the prior year. For the nine months ended September 30, 2000, the overall decrease in corporate overhead was primarily attributed to a decrease in professional fees. The Company incurred substantial professional fees in 1999 relating to the Norglass arbitration and the development of the proposed Dumfries facility.

Interest  Expense,  Net.  Interest  expense,  net  of interest income, increased
$117,000 for the three months ended September 30, 2000 and decreased $138,000 for the nine months ended September 30, 2000 from the corresponding periods of the prior year. The increase in interest expense for the three months ended September 30, 2000 compared to the corresponding period of the prior year is attributable to increases in the prime rate on which the interest rate of a significant portion of the Company's debt was based. The decrease in interest expense for the nine months ended September 30, 2000 compared to the corresponding period of the prior year is due to the nonrecurring $230,000 net interest provision related to the Norglass arbitration award recorded in June 1999, cessation of guarantee fees in August 2000, a slight reduction of debt level and an increase in interest income net of the impact of the increase in interest rates mentioned above.

REVENUE  AND  EXPENSE  ANALYSIS

     The following table sets forth certain operating results as a percentage of total revenues for the periods indicated:



                                                        (Percentage  of  Net  Revenues)
                                                    Three Months Ended  Nine Months Ended
                                                        September 30,    September 30,
                                                       -------------    -------------

                                                       2000     1999    2000     1999
                                                     --------  ------  -------  ------
Revenues:
          Pari-mutuel and simulcasting commissions      92.5%   91.3%    93.9%   92.7%
          Other                                          7.5%    8.7%     6.1%    7.3%
                                                     --------  ------  -------  ------
                    Total revenues                     100.0%  100.0%   100.0%  100.0%
Direct operating expenses:
          Purses, fees, and pari-mutuel taxes           39.3%   30.8%    40.4%   32.0%
          Simulcast and other direct expenses           42.1%   45.4%    37.8%   39.7%
                                                     --------  ------  -------  ------
                    Total direct operating expenses     81.4%   76.2%    78.2%   71.7%
Selling, general, and administrative expenses           14.9%   19.2%    12.7%   18.1%
Depreciation and amortization                            5.4%    5.4%     5.9%    5.6%
                                                     --------  ------  -------  ------
Earnings (loss) from operations                       (1.7) %  (0.8)%     3.2%    4.6%
Interest income (expense), net                        (9.2) %  (7.5)%  (9.5) %  (9.9)%
                                                     --------  ------  -------  ------
Net loss                                             (10.9) %  (8.3)%  (6.3) %  (5.3)%

     Net Earnings (Loss). Net loss for the three and nine months ended September 30, 2000 was $832,000 and $1,348,000, respectively, compared to net loss of $647,000 and $1,163,000 for the corresponding periods of the prior year.

     Total Revenues. Total revenues for the three and nine months ended September 30, 2000 decreased $125,000 (1.6%) and $508,000 (2.3%), respectively, from the corresponding periods of the prior year. Revenues declined because the Company conducted 15 days and 30 days of live standardbred racing which generated $260,000 and $605,000 in revenues during three and nine months ended September 30, 1999, respectively, and did not conduct live standardbred racing in the three and nine month periods ended September 30, 2000. Revenues from the 2000 Thoroughbred meet increased $252,000 through September 30, 2000 compared to the corresponding period of the prior year. Revenues from the Racing Centers declined $86,000 and $140,000 for the three and nine months ended September 30, 2000, respectively, compared to the corresponding periods of the prior year. Miscellaneous Corporate revenues decreased approximately $31,000 and $15,000 for the three and nine months ended September 30, 2000, respectively, compared to the corresponding periods of the prior year. Current year revenues have been adversely affected by passage of legislation sponsored by the Virginia Racing Commission in April 2000 requiring the Company to remit 30% of breakage revenue to horseman's benevolent associations. Piror to enactment of this law, the Company was entitled to retain all breakage. Breakage revenue lost for the nine months ended September 30, 2000 was approximately $78,000.

     Direct Operating Expenses. As a percentage of revenues, direct operating expenses increased 5.2% and 6.5% for the three and nine months ended September 30, 2000, respectively, from the corresponding periods of the prior year. The increase in operating expenses is primarily due to an increase in purse expense resulting from the new agreements with the Virginia Horsemen's Benevolent and Protective Association, Inc. (the "VaHBPA") and the Virginia Harness Horse Association (the "VHHA"). Purse expenses were approximately $609,000 and

$1,640,000 higher and other direct expenses were $307,000 and $614,000 lower for the three and nine months ended September 30, 2000, respectively, than for the corresponding periods of the prior year. The decrease in other direct expenses is due to no live standardbred racing being conducted during the three and nine months ended September 30, 2000 versus 15 days and 30 days of live standardbred racing during the corresponding periods of the prior year.

     Selling, General and Administrative Expenses (SG&A). As a percentage of revenues, SG&A decreased 4.3% and 5.4% from 19.2% and 18.1% to 14.9% and 12.7% for the three and nine months ended September 30, 2000, respectively, from the corresponding periods of the prior year. The decrease in SG&A as a percentage of revenues for the three and nine months ended September 30, 2000 was due primarily to reductions in professional, consulting and legal fees of approximately $205,000 and $879,000, respectively, and a reduction in live racing related expenses of approximately $119,000 and $216,000, respectively, from the corresponding periods of the prior year. Other racing center and corporate SG&A costs decreased $34,000 and $150,000 for the three and nine month period ended September 30, 2000, respectively, compared to the corresponding periods of the prior year.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     The Company's consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In August 2000, the Company entered into an agreement with CD Entertainment Ltd., an affiliate of the Chairman and CEO of the Company, to refinance the $15 million in loans from PNC that came due on June 30, 2000. The refinanced former PNC debt and the Company's existing debt to related parties was consolidated into a $25.7 million credit facility with a term of five years and an interest rate of LIBOR plus 3%. The Company drew on the credit facility's available balance to payoff the $1.85 million Norglass debt. The Company has the ability to draw on the credit facility's remaining available balance to provide supplemental short-term working capital. In October 2000, the Company borrowed an additional $0.7 million under the credit facility to meet short-term working capital obligations. Under the terms of the credit facility, principal payments of $1 million each are due on June 30, 2002, 2003 and 2004 with the balance due on June 30, 2005. In addition, the Company has agreed to make an additional annual principal payment commencing in 2002 contingent upon the Company's annual cash flow.

Through September 2000, the Company incurred aggregate net losses of approximately $8.8 million and has a working capital deficit of approximately
$3.5 million at September 30, 2000. The Company's continued existence is dependent upon its ability to refinance or renew maturing debt and obtain adequate working capital to support its operations until they become profitable. The Company has been and continues to be largely dependent on the financial support of its principal stockholder, as evidenced by the previously discussed refinancing agreement.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. The Report of Independent Certified Public Accountants ("Accountants' Report") included in the annual financial statements in the Company's form 10-K for the year ended December 31, 1999 contains a qualification that raises substantial doubt about the Company's ability to continue as a going concern primarily due to significant debt coming due in 2000. The Company has refinanced the debt referred to in the Accountants' Report as noted above.

     Cash Flows. After adjusting the net loss of $1,348,000 for the nine months ended September 30, 2000 for non-cash items such as depreciation and amortization, $83,000 in cash was used before changes in operating assets and liabilities. The increase in trade accounts payable, accrued liabilities, horsemen's deposits and purses due horsemen provided $1,849,000 of cash. This was offset by increases of $432,000 in accounts receivable and other assets resulting in cash provided by operating activities of $1,334,000. Investing activities consisting of capital expenditures and the repayment of a note related to the construction of the track utilized $2,101,000 of cash. Financing activities consisting of borrowings, net of principal payments on long-term debt, provided $1,288,000 of cash.

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

EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. The Company's EBITDA for the first nine months of fiscal year 2000 and 1999 was approximately $1.9 million and $2.2 million, respectively. The decrease in EBITDA is primarily due to lower income before interest and income taxes due to the changes in revenues, operating expenses and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, and depreciation and amortization.

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

IMPACT  OF  YEAR  2000

     Currently, the Company has experienced no negative effects as a result of the Year 2000 conversion. However, there can be no assurance that during the fiscal year ending December 31, 2001 that no such disturbances will occur.

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

ITEM  3.          QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK

     Most of the Company's debt obligations at September 30, 2000 were either fixed rate obligations or variable rate obligations which provide the Company various options in determining the rate of interest. Management does not believe that the Company has any material market risk from its debt obligations.

PART  II.     OTHER  INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS

     Mechanic  Lien  Litigation.    In  Baker  Roofing Company v. Colonial Downs
     --------------------------         ----------------------------------------
Holdings,  Inc.,  et  al.  (New  Kent  County Circuit Court Case No. CH98-76), a
------------------------
roofing subcontractor seeks payment of $137,790.10 and its subcontractor in turn seeks payment of $40,541.32 in NCI Building Components v. Baker Roofing Company,
                               -------------------------------------------------
et  al.  (New  Kent  County  Circuit  Court  Case  No. CH98-78).  The Company is
------
contesting these matters and is seeking a final resolution to all pending claims.

ITEM  2.          CHANGES  IN  SECURITIES

     None

ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company held its annual meeting of shareholders on August 2, 2000 in New Kent County, Virginia. At the meeting, Messrs. Jacobs, Grunenwald, and Hughes were re-elected to the Company's Board of Directors to serve three year terms. The results of the election of directors are as follows:

Director                         Votes in Favor             Votes Witheld
-------------------              --------------             -------------
Jeffrey P. Jacobs                    14,025,994                 103,248
David C. Grunenwald                  14,025,594                 103,648
Robert H. Hughes                     14,025,594                 103,648

     Messrs. Arnold W. Stansley, Patrick McKinley, and William J. Koslo, Jr., continue to serve as directors of the Company.

     Also  at  the  meeting,  shareholders  voted  6,047,462  (for)  and  38,379
(against) an amendment to the Company's Articles of Incorporate to reflect the change in the name of the Company to Colonial Holdings, Inc.

          Finally, the shareholders ratified the selection of BDO Seidman, LLP as the Company's independent certified public accountants for 2000. The results of voting for the ratification of auditors are as follows:

     Votes  in  Favor          Votes  Against
     ----------------          --------------
        14,090,670                 30,367

ITEM  5.          OTHER  INFORMATION

     None

ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

     A.     Exhibit  27  -  Financial  Data  Schedule

B.     Reports  on  Form  8-K  -  The Company filed Current Reports on Form 8-K during  the  three  months ended
                                  September  30,  2000 relating to the
                                  Resignation of  a  member  from  the
                                  Board  of  Directors  and announcing
                                  a  proposed management  contract with
                                  an affiliate  of  the Chairman  and  CEO

C.     Refinancing  Documents

     10.48     Assignment
     10.49     Amended  and  Restated  Loan  Agreement
     10.50     Amended  and  Restated  Convertible  Term  Note
     10.51     Credit  Line  Convertible  Note
     10.52     Amendment  to  Second  Deed  of  Trust

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLONIAL  HOLDINGS,  INC.

By:  /s/  Ian  M.  Stewart
----------------------------------------
Ian  M.  Stewart,  President
and  Chief  Financial  Officer
November  14,  2000