Form 10-K
period 2000-12-31
COLONIAL DOWNS HOLDINGS INC
filed 2001-04-03
CIK 1027430

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

  [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 for the Fiscal Year ended December 31, 2000

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

           Securities registered pursuant to Section 12(g) of the Act:
Title  of  Each  Class  on  Which  Registered          Name  of  Each  Exchange
Class A Common Stock, par value $0.01 per share  Over the counter bulletin board

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

    Number of Shares of Class A Common Stock outstanding as of March 27, 2001 -
                                    5,025,239
    Number of Shares of Class B Common Stock outstanding as of March 27, 2001 -
                                    2,242,500

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                     PART I

ITEM  1.     BUSINESS

GENERAL

     Colonial Holdings, Inc., (the "Company") formerly Colonial Downs Holdings, Inc., a Virginia Corporation, was incorporated in 1996. The Company owns and operates, through its wholly-owned subsidiaries, Colonial Downs Racetrack (the "Track") in New Kent, Virginia, which primarily conducts pari-mutuel wagering on thoroughbred and standardbred horse racing. The Company also owns and operates four satellite wagering facilities ("Racing Centers"), which provide simulcast pari-mutuel wagering on thoroughbred and standardbred horse racing from selected racetracks throughout the United States. In addition, in February 2001, the Company, through its wholly owned subsidiary, Colonial Holdings Management, began managing certain truckstops in Louisiana that were acquired by an affiliate of the Company's principal shareholder.

     The Company sends its live race signal from the Track to out-of-state satellite wagering facilities and receives race signals from out-of-state racetracks. Under Virginia law, the majority portion of the pooled wagers is paid out as winnings, a portion is paid to the applicable local governments and the Commonwealth of Virginia, a portion is paid to the Virginia Breeders' Fund, a portion is distributed to the Track's horsemen in the form of "purses", a portion is paid to the racetrack from which the signal originates and the remainder is retained by the Company.

     The Company's revenues are comprised of (i) pari-mutuel commissions from wagering on races broadcast from out-of-state racetracks to the Company's Racing Centers and the Track using import simulcasting; (ii) wagering at the Track and the Company's Racing Centers on its live races; (iii) admission fees, program and racing form sales, and certain other ancillary activities; (iv) commissions from food and beverage sales and concessions; (v) fees from wagering at out-of-state locations on races run at the Track using export simulcasting and
(vi)  starting  in  2001,  management  fees  from  truckstops  in  Louisiana.

STRATEGY

     The Company intends to be a leading participant in the industry by capitalizing upon its unique dirt and turf track capabilities for live racing, expansion of its Racing Center network, and its alliance with Maryland Jockey Club to provide experienced management for the Track and Racing Centers.

     Track - The Track's one and a quarter mile dirt track is one of the largest tracks in the United States and its 180 foot wide mile turf track is the largest turf track in North America. These unique configurations have and are expected to continue to attract quality horses to the Track. The Track was host to the 1998 Breeders Crown, one of the premier North American standardbred racing events, in November 1998. The Virginia Derby, a race for three-year old thoroughbreds, was held in October 1998, 1999 and 2000 on the Company's turf track. The Company intends to continue to develop the Virginia Derby as a graded stakes race as a warm up to the Breeders' Cup. The Company believes that by hosting and creating marquee racing events, the Company will be able to improve its market visibility, attract additional patrons to the Track and its Racing Centers, and enhance its ancillary revenues from export simulcasting, corporate sponsorships, group sales events, and food and beverage sales.

     The track facility was designed to provide patrons with a pleasant atmosphere to enjoy quality horse racing. The outside grandstand area located on the first floor of the track facility has an occupancy capacity of approximately 4,000 patrons. Also located on the first floor of the track facility are two simulcast/TV amphitheaters, two covered patio-seating areas, four bars, a large concession food court, gift shop, and wagering locations with approximately sixty tellers. The Jockey Club, which is in the main grandstand area located on the third floor of the track facility, includes a full-service dining area with a seating capacity of 548 patrons, two separate lounge areas, and additional wagering locations with 24 tellers. The Turf Club, a private club, as well as 10 luxury suites with skybox seating, are located on the fourth floor of the track facility.

     Racing Centers - By state law, the Company can operate up to six Racing Centers in Virginia. The Company currently operates four Racing Centers located in Richmond, Chesapeake, Hampton, and Alberta, Virginia. These Racing Centers employ state-of-the-art audio/visual technology for maintaining quality import simulcast thoroughbred and standardbred races from nationally known racetracks. The Racing Centers are structured to accommodate the needs of various patrons from the seasoned handicapper to the novice wagerer. The Racing Centers provide patrons with a comfortable upscale environment including a full bar and a range of restaurant services. In addition, self-serve automated wagering equipment is available to patrons in order to make wagering more user-friendly to the novice and more efficient for the expert. This automated wagering equipment with touch-screen interactive terminals and personalized portable wagering terminals, provide patrons with current odds information and enable them to place wagers and credit winning tickets to their accounts without waiting in line. Under current law, before the Company can open its last two Racing Centers, it is required to win approval through a local referendum process in the municipality in which the facility will be located.

     Strategic Alliance - The Company entered into a Management and Consulting Agreement (the "Agreement") with Maryland-Virginia Racing Circuit, Inc. an affiliate of the Maryland Jockey Club ("MJC"), to provide experienced management for the Track and Racing Centers and to create a Virginia-Maryland thoroughbred racing circuit. Under the Agreement, MJC agreed to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during the Company's live thoroughbred meets. Parties to the Agreement also agreed to exchange simulcast signals for their live meets at no cost to either party. An amendment to the Agreement (the "Amended Agreement") was signed by both parties on January 15, 1999, which restructured among other terms, MJC's responsibilities as manager and the management fee paid to MJC. On July 1, 1999, MJC assumed operating responsibilities for the Company's Racing Centers as well as the live standardbred and thoroughbred meets. Prior to the Amended Agreement, MJC agreed to manage the Company's thoroughbred meet, and the Company agreed to reimburse MJC for the personnel it provided to manage such meet. Under the amended agreement, MJC is no longer reimbursed for expenses incurred while acting as manager of these operations. Also, under the Amended Agreement, the management fees were reduced from 2% of amounts wagered at the Company's facilities (other than on live standardbred meets conducted at the Track) to 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia excluding certain conditions specified in the Amended Agreement ("Handle") and 2.0% of all Handle in excess of $75 million per calendar year. Management fees relating to the Company's new Racing Centers, if any, will be either 2% or 3.25% of Handle depending upon their location and the amount of Handle.

PURSE  STRUCTURE

     The Company contributes to the thoroughbred and standardbred purse accounts, respectively, a certain percentage of all thoroughbred and standardbred wagers at its Racing Centers and the Track. The purse structure is negotiated with the respective horsemen's groups, the Virginia Horsemen's Benevolent and Protective Association ("VaHBPA") for thoroughbred horsemen and the Virginia Harness Horse Association ("VHHA") for standardbred horsemen. The current agreements with both the VaHBPA and the VHHA expire December 31, 2001; however, the VaHBPA agreement is subject to a three year renewal term at either party's election and subject to the Virginia Racing Commission's approval.

     The Company's purses have been competitive with purses at racetracks in the mid-Atlantic market that conduct meets concurrently with the Company's meets, with the possible exception of Delaware Park, which has video lottery terminals ("VLTs") or slot machines. Revenues from VLTs have enabled Delaware Park to increase the purses offered. The racetrack in Charlestown, West Virginia operates slot machines and the purses it offers are competitive with those offered by the Company but are expected to continue to increase.

COMPETITION

     The Company competes with racetracks located outside Virginia (including several in Delaware, Maryland, New Jersey, New York, Pennsylvania, and West Virginia) and other forms of gaming, such as land-based casinos, including those in Atlantic City, and statewide lotteries in Virginia and neighboring states. The Company also faces competition from a wide range of entertainment options, including live and televised sporting events and other recreational activities such as theme parks (Kings Dominion to the northwest and Busch Gardens to the southeast) and more recently internet based pari-mutuel wagering and account wagering on horse racing that operates from Pennsylvania.

     The possible legalization of other forms of gaming in Virginia, such as Indian and riverboat casinos could have an adverse effect on the Company's performance. Although bills for the creation of riverboat casinos have failed in the Virginia legislature, proponents of riverboat gaming in Virginia may continue to seek legislative approval. It is not possible, at this time, to determine if or when additional forms of gaming will be permitted in Virginia or neighboring states and, if so, the impact, if any, on the Company.

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

     The Company anticipates that it will experience adverse effects from the continued legalization of VLTs and slot machines in neighboring states such as Delaware and West Virginia. Racetracks with VLTs and/or slot machines generally are required to devote a significant portion of VLT and/or slot machine revenues to the purses for which horses race. As a result, such racetracks may be able to offer higher purses, which can make it difficult for the Company to attract horsemen to race at the Track. The Company also is encountering competition with patrons in Virginia that are participating in account wagering operated in Pennsylvania through the ability to watch live horse racing via home satellite television. Although illegal in Virginia, patrons are establishing accounts with operators in Pennsylvania and placing wagers over the telephone while watching races at home via satellite.

REGULATION

     The Company's success is dependent upon continued government and public acceptance of horse racing as a form of legalized gaming. Although the Company believes that pari-mutuel wagering on horse racing will continue to be legal in Virginia, gaming has come under increasing scrutiny nationally and locally. The National Gaming Commission (the "NGC") conducted a comprehensive legal and factual study of gambling in the United States and existing federal, state, and local policies and practices with respect to the legalization or prohibition of gambling activities. The NGC published its findings and recommendations in 1999. It is not possible to predict the future impact of any of these recommendations on the Company and its operations; however, adoption of these recommendations could have a material adverse effect on the Company's business. Opposition to the Virginia Racing Act has been unsuccessfully introduced in the Virginia legislature in the past, but additional legislative opposition may arise in the future. If the Virginia Racing Act was repealed or materially amended, such action could have a material adverse effect on the Company's business of pari-mutuel wagering.

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

     During the 2000 session of the Virginia General Assembly, an amendment to the Racing Act was passed that requires the Company to enter into contracts with each representative horsemen group and provides for the Company to contribute a minimum of 5% of the first $75 million of simulcast Handle, 6% of the next $75 million and 7% of all Handle over $150 million to the purse account of the respective breed. The existing contracts with the VaHBPA and VHHA were not affected by the change. The amendment also provides for the breakage generated by pari-mutuel wagering to be allocated 70% to capital expenditures and 30% to backstretch benevolent activities. Prior to this amendment, the Company received all breakage. Finally, the amendment empowers the Commission to summarily suspend the Company's licenses if it believes the Racing Act or the regulations have been violated.

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

TAXATION

     The Company is subject to a number of federal, state, and local taxes and fees. These include fees to support the Virginia Breeders' Fund, taxes payable to the Commonwealth of Virginia, taxes and admission charges payable to New Kent County where the Track is located, and taxes payable to localities in which Racing Centers are located based upon the amount of monies wagered both at the Track and at the Company's Racing Centers. The Company believes that the public acceptance of pari-mutuel wagering on horse races, as well as other forms of gaming, is based, in part, on the governmental revenues it generates from taxes and fees on such activities. It is possible that gaming activities, including horse racing, may become a target for additional federal, state, or local taxes and fees. A significant increase in such taxes or fees or the creation of significant additional taxes or fees could have a material adverse effect on the Company.

EMPLOYEES

     As of December 31, 2000, the Company had approximately 92 full-time and 167 part-time employees. During the live meets, the Company employs up to 150 temporary employees. The Company considers its relations with its employees to be good.

ITEM  2.     PROPERTIES

     Information regarding the Company's facilities as of December 31, 2000 is as follows:


                                                                           Size
       Location                    Use                     Leased/Owned  (Sq. Ft.)
      ---------                  ------                    ------------  ---------
Colonial Downs Racetrack
-------------------------
New Kent, VA (1)           Race Track and                      Owned      152,000
                           Administrative Offices

Racing Centers
---------------
Richmond, VA               Satellite Wagering                  Owned       20,000
Chesapeake, VA             Satellite Wagering                  Leased      15,000
Hampton, VA                Satellite Wagering                  Owned       13,500
Alberta, VA                Satellite Wagering                  Owned        8,000

(1) Colonial Downs Racetrack is located on approximately 345 acres of land with paved parking to accommodate over 1,825 vehicles. Additional unpaved parking is available for large and capacity crowds.

ITEM  3.     LEGAL  PROCEEDINGS

     Mechanic's Lien Litigation. In connection with the construction of the Racetrack, there remained two unresolved mechanic's lien litigation matters as of December 31, 2000. In Baker Roofing Company v. Colonial Downs Holdings,
                              --------------------------------------------------
Inc.,  et  al  (New Kent County Cir. Ct. Case No. CH98-76), a roofing contractor
-------------
sought payments of approximately $137,800 and its contractor, in turn, sought payment of approximately $40,500 in NCI Building Components v. Baker Roofing
                                        ----------------------------------------
Company,  et  al  (New  Kent  County  Cir.  Ct.  Case No. CH98-78).  The Company
----------------
contested these matters vigorously and ultimately settled these matters in March 2001 for not materially more than previously accrued.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     The Company's Common Stock is quoted on the NASDAQ over the counter bulletin board as of October 19, 2000 under the symbol "CHLD". The Company's stock began trading on March 18, 1997. The following table sets forth for the periods indicated the high and low closing prices per share of the Company's Common Stock as reported on the NASDAQ Small Cap Market and the over the counter bulletin board.

              2000  -  By  Quarter          1999  -  By  Quarter
           1ST    2ND    3RD    4TH       1ST    2ND    3RD    4TH
          -----  -----  -----  -----     -----  -----  -----  -----
High Bid  $1.56  $1.22  $0.97  $0.53     $1.69  $2.56  $2.63  $1.50
Low Bid   $0.75  $0.75  $0.38  $0.16     $0.63  $1.38  $1.00  $0.81

     The closing price as of March 27, 2001 was $0.69 per share of Class A Common Stock. There were approximately 726 holders of record of Class A Common Stock on March 27, 2001.

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

     On October 19, 2000, the Company received notification from The NASDAQ Small Cap Market that the Company had failed to meet certain market capitalization criteria. As a result, the Company's stock was delisted and is now traded on the over the counter bulletin board.

ITEM  6.     SELECTED  FINANCIAL  DATA

     The following table sets forth selected historical financial data derived from the Company's financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, included elsewhere herein.

                                                        (In  thousands)
                                                  Years  Ended  December  31,
                                              2000      1999       1998       1997
                                            -------   --------   --------   --------
Income Statement Data:
Total revenues                              $29,202   $ 29,351   $ 29,447   $ 23,647
Income (loss) from operations                  (166)     1,701     (3,597)      (467)
Net earnings (loss) before income taxes      (2,869)    (1,139)    (5,372)        92
Net earnings (loss)                          (2,869)    (1,139)    (5,288)         8

Basic and diluted net earnings (loss)
  per share                                 $ (0.39)  $  (0.16)  $  (0.73)  $   0.01

Balance Sheet Data (at period end):
Working capital (deficiency)                $(4,129)  $(26,565)  $(14,661)  $ (9,466)
Total assets                                 65,853     67,405     68,581     67,875
Current maturities of long-term debt            936     24,774      9,184      1,373
Long-term debt excluding current
  maturities                                 26,898      2,975     15,008     15,390
Stockholders' equity                         32,657     35,526     36,634     36,922

Cash Flow Data:
Net cash provided by (used in)
  operating activities                      $   121   $    632   $ (2,289)  $  3,053
Net cash used in investing activities        (2,249)    (1,546)    (5,884)   (48,851)
Net cash provided by financing activities     1,934      1,072      5,980     47,766

EBITDA (1)                                  $ 1,530   $  3,540   $ (1,995)  $    188

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

     The Company's revenues are comprised of (i) pari-mutuel commissions from wagering on races broadcast from out-of-state racetracks to the Company's Racing Centers and the Track using import simulcasting; (ii) wagering at the Track and the Company's Racing Centers on its live races; (iii) admission fees, program and racing form sales, and certain other ancillary activities; (iv) net income from food and beverage sales and concessions; and (v) fees from wagering at out-of-state locations on races run at the Track using export simulcasting; and
(vi) commencing in February 2001, management fees for the operation of truckstops and gaming assets owned by an affiliate of the Company's largest shareholder.

     The Company's revenues are heavily dependent on the operations of its Racing Centers. Revenues from the Racing Centers help support live racing at the Track. The amount of revenue the Company earns from each wager depends on where the race is run and where the wagering takes place. Revenues from import simulcasting of out-of-state races and from wagering at the Track and at the Racing Centers on races run at the Track consist of the total amount wagered at the Company's facilities, less the amount paid as winning wagers. The percentage of each dollar wagered on horse races that must be returned to the public as winning wagers (typically about 79%) is legislated by the state in which a race takes place. Revenues from export simulcasting consists of amounts payable to the Company by the out-of-state racetracks and their simulcast facilities with respect to wagering on races run at the Track.

     The immediate challenge facing the Company is its liquidity. However, the Company expects that cash flows from operations and the availability of other capital and financial resources, primarily through support of its principal shareholder, will provide sufficient liquidity to meet its normal operating requirements and capital expenditure plans over the next twelve months.

The following table sets forth certain operating results as a percentage of total revenues for the periods indicated:


                                              (Percentage  of  Net  Revenues)
                                                 Years Ended December 31,
                                                -------------------------
                                                 2000     1999     1998
                                                ------   ------   ------
Revenues:
     Pari-mutuel and simulcasting commissions    93.7%    93.0%    90.8%
     Other                                        6.3%     7.0%     9.2%
                                                ------   ------   ------
          Total revenues                        100.0%   100.0%   100.0%
Direct operating expenses:
     Purses, fees, and pari-mutuel taxes         40.3%    32.6%    39.1%
     Simulcast and other direct expenses         40.9%    38.9%    46.8%
                                                ------   ------   ------
          Total direct operating expenses        81.2%    71.5%    85.9%
Selling, general, and administrative expenses    13.6%    16.4%    20.9%
Depreciation and amortization                     5.8%     6.3%     5.4%
                                                ------   ------   ------
Income (loss) from operations                    (0.6)%    5.8%   (12.2)%
Interest expense, net                            (9.2)%   (9.7)%   (6.0)%
                                                ------   ------   ------
Earnings (loss) before taxes                     (9.8)%   (3.9)%  (18.2)%
                                                ======   ======   ======

COMPARISON  OF  FISCAL  YEARS  2000  AND  1999

     Total Revenues. Total revenues in 2000 were $29.2 million, a decrease of $.1 million from 1999 revenues of $29.3 million. Total revenue reflects a decrease of $.1 million in live harness meet revenue and a $.4 million decrease in revenues from the Racing Centers, offset by an increase of $.4 million in thoroughbred meet revenue. The decrease in live harness meet revenues was primarily due to a decrease in attendance despite an increase in the number of race days (from 30 in 1999 to 40 in 2000). Attendance appears to have been adversely affected by changing the harness meet from May through August in 1999 to October through December in 2000. The increase in live thoroughbred meet revenue was primarily due to an increase in the number of race days (from 25 in 1999 to 32 in 2000). Revenues at the Hampton and Brunswick Racing Centers increased $.3 million and $.1 million, respectively, while revenues at the Richmond and Chesapeake Racing Centers decreased by $.6 million and $.2 million, respectively compared to 1999. Current year revenues have been adversely affected by passage of legislation sponsored by the Virginia Racing Commission in April 2000 requiring the Company to remit 30% of breakage revenue to horseman's benevolent associations. Prior to enactment of this law, the Company was entitled to retain all breakage. The reduction in breakage revenue in 2000 due to this change was approximately $.1 million.

     Direct Operating Expenses. As a percentage of revenues, direct operating expenses increased 9.7%, or $2.7 million from the prior year. The increase in operating expenses was principally attributed to increases in purse expense, fees, and simulcast and other direct expenses. Purse expense increased to $5.7 million for 2000 from $3.5 million for 1999 due to the new agreements with the VaHBPA and the VHHA.

     Selling, General and Administrative Expenses ("SG&A"). As a percentage of revenues, SG&A decreased approximately 2.8% from 1999. The decrease in SG&A as a percentage of revenues was due primarily to reductions in professional, consulting and legal fees of approximately $.9 million. This reduction was due to the termination of the consulting agreement with Premier Development Company, the settlement of the Norglass litigation and the non recurring expenses in 1999 related to the Company's unsuccessful effort to obtain a racetrack license in Dumfries, Virginia. Other Racing Center and corporate SG&A costs increased $.1 million attributable primarily to increased insurance costs offsetting reductions in other areas.

     Interest Expense, Net. Interest expense, net of interest income, decreased $.1 million to $2.7 million in 2000 from $2.8 million in 1999. The decrease in net interest expense is due to the nonrecurring $.3 million interest provision related to the Norglass arbitration award recorded in June 1999, cessation of guarantee fees in August 2000 due to the refinancing of the Company's debt, and an increase in interest income offset by a slight increase in debt and a slight rise in interest rates.

     Net Loss. Net loss increased to $2.9 million in 2000 from $1.1 million in 1999. The increase in net loss was a result of the factors discussed above.

COMPARISON  OF  FISCAL  YEARS  1999  AND  1998

     Total Revenues. Total revenues in 1999 were $29.3 million, a decrease of $.1 million from 1998 revenues of $29.4 million. Total revenue reflects a decrease of $1.2 million in live harness meet revenue and a $.3 million decrease in live thoroughbred meet revenue, offset by an increase of $1.4 million at the Racing Centers. The decrease in live harness meet revenues was primarily due to the reduction in the number of race days (from 46 in 1998 to 30 in 1999). The decrease in live thoroughbred meet revenue was affected by a decrease in attendance. In an effort to maximize export simulcasting revenue, the Company scheduled the thoroughbred meet with a mid afternoon post time of 3:00. In doing so, attendance was negatively affected. Through effective advertising campaigns, the Company was able to increase revenue at the Racing Centers even though the Brunswick Racing Center was only opened five days per week in 1999. From January until late April 1998, Brunswick Racing Center was opened seven days per week.

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

     Selling, General and Administrative Expenses ("SG&A"). As a percentage of revenues, SG&A decreased 4.5% from 1998. The decrease in SG&A as a percentage of revenues was primarily attributed to efforts to reduce personnel and other expenses and resulted in net cost savings of $1.3 million from 1998. These savings were achieved in spite of non-recurring legal and consulting fees relating to the Norglass arbitration of approximately $.7 million and costs relating to the Dumfries project, an unsuccessful effort to develop a new racetrack and simulcast wagering center in Dumfries, Virginia, of $.3 million.

     Interest Expense, Net. Interest expense, net of interest income, increased $1.1 million from 1998 to $2.8 million for 1999. The increase in interest expense was primarily a result of an increase in debt from $24.2 million at December 31, 1998 to $27.7 million at December 31, 1999, the provision for interest of $.3 million relating to the Norglass arbitration award and $.4 million loan guarantee fee to a shareholder which had been waived in 1998. The increase in debt is largely attributable to the issuance of $1.8 million note to Norglass in settlement of an award ordered by the American Arbitration Association and the issuance of notes payable of $.9 million and $.6 million for 1999 thoroughbred purses to an affiliate of a shareholder and the Maryland Jockey Club, respectively. The Company also received loans aggregating $.9 million from an affiliate of a shareholder and converted $.2 million of accounts payable to a note.

     Net Loss. Net loss decreased to $1.1 million in 1999 from $5.3 million in 1998. The decrease in net loss was a result of the factors discussed above.

     Effect of Hurricane Floyd. The Company's operations were suspended for two days in September 1999 due to treacherous weather conditions caused by Hurricane Floyd. The loss of revenues is estimated to be $181,000. As a good portion of the Company's costs are fixed, the loss of revenues' impact on net income was severe. The impact of the loss on net income net of insurance recoveries was approximately $162,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During 2000, 1999 and 1998, the Company incurred aggregate net losses of approximately $9.3 million and has a working capital deficit of $4.1 million at December 31, 2000. The Company's continued existence is dependent upon its ability to obtain adequate working capital to support its operations until they become profitable. The Company has been and continues to be largely dependent on the financial support of its principal stockholder, who through affiliated entities and related parties is the holder of $25.7 million of debt from the Company as of December 31, 2000. The Company is seeking continued financial support from this stockholder.

     Cash Flows. After adjusting the net loss of $2.9 million for non-cash items such as depreciation and amortization, $1.1 million in cash was used. The increase in accounts payable and other operating liabilities and the decreases in accounts receivable and other assets and horsemen's deposits and purses provided $1.2 million of cash resulting in net cash provided by operating activities of $.1 million. Investing activities utilized approximately $2.2 million of cash, with $1.8 million consisting of payments on prior year construction related liabilities and $.4 million of capital expenditures. Financing activities provided approximately $1.9 million of cash primarily from the refinancing of the debt.

     In June 1999, the Company entered into a three-year contract with the Virginia Horsemen's Benevolent and Protective Association ("the VaHBPA") to provide for thoroughbred purses. Under the contract, $3,125,000 was guaranteed to be available for purses for the 1999 thoroughbred meet. Of this amount, $1,500,000 was considered to be an advance of purse money due in years 2000 and 2001. In 2000, the Company paid 5 1/4% of the Handle generated on simulcast thoroughbred racing to the thoroughbred purse account. Then the VaHBPA repaid $750,000 of the advance plus interest at approximately the prime rate back to the Company, effectively reducing the Company's 2000 purse expense. The remaining $750,000 balance of the advance plus interest at approximately the prime rate will be repaid by the VaHBPA in 2001 from the 5 1/4% contributed by the Company to the purse account.

     EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. The Company's EBITDA for 2000 and 1999 was approximately $1.5 million and $3.5 million, respectively. The decrease in EBITDA is primarily due to lower income before interest and income taxes due to the changes in revenues, operating expenses and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, and depreciation and amortization.

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

GOING  PRIVATE  TRANSACTION

     On March 1, 2001, the Company announced that its Board of Directors received an offer from Jeffrey P. Jacobs, Chairman of the Board, Chief Executive Officer, and the Company's largest shareholder, to acquire the Company. Upon receipt of the offer, the Company formed a Special Committee to evaluate the proposal.

     Mr. Jacobs indirectly owns approximately 43.5% of the stock of the Company. He proposed a transaction to purchase all of the remaining shares for a cash price of $1.00 per share. U.S. Bancorp Libra, a division of U.S. Bancorp Investments, Inc. is acting as advisor to Mr. Jacobs. The Special Committee intends to employ independent legal counsel and a financial advisor to assist it in analyzing the offer and negotiating with Mr. Jacobs.

     Consummation of the transaction is subject to various conditions, including the negotiation and execution of definitive agreements, approval by the Company's Board of Directors and shareholders, the obtaining of various regulatory approvals, and Mr. Jacobs' ability to obtain financing necessary for the transaction. If a transaction with Mr. Jacobs occurs, it is anticipated that it would close in mid to late summer of 2001.

MANAGEMENT  AGREEMENT  WITH  JALOU

     The Company's subsidiary, Colonial Holdings Management, Inc., has signed a management contract with Jalou, an affiliate of Mr. Jacobs, the Chairman and CEO of the Company, to manage two truckstops that Jalou recently acquired in Louisiana and to manage the rights to a portion of the gaming revenues from a third truckstop. Under the management contract, the Company will oversee all aspects of the operations of the truckstops acquired. The management agreement calls for the Company to provide these services in return for a fee of 3% of the truckstops' revenue and 5% of the truckstops' EBITDA. Each truckstop offers fueling, convenience store and restaurant facilities as well as 50 video poker gaming devices.

NEW  ACCOUNTING  STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company's adoption of SFAS 133, as amended, did not have a material impact on its financial position or results of operations.

     The Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective in the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes appropriate criteria to be considered in determining recognition of revenue. Adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

     In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), Accounting For Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of applying APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15,

1998 or January 12, 2000. Adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

FORWARD  LOOKING  INFORMATION

     The statements contained in this report which are not historical facts, including, but not limited to, statements found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, are forward looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward looking statements in this report could differ materially from those contemplated by such forward looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the report, including without limitations the portions of such statements under the caption referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements. Such risks include but are not limited to acts by parties outside the control of the Company, including the Maryland Jockey Club, horsemen associations, the Virginia Racing Commission, political trends, the effects of adverse general economic conditions, the approval of future Racing Centers by referenda and/or the Commission and governmental regulation.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Most of the Company's debt obligations at December 31, 2000 were either fixed rate obligations or variable rate obligations with its majority shareholder, which provide the Company various options in determining the rate of interest. Management therefore does not believe that the Company has any material market risk from its debt obligations.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                                INDEX TO FINANCIAL STATEMENTS


                                                                               Page
                                                                              ------
Report of Independent Certified Public Accountants                              18

Consolidated Balance Sheets at year end 2000 and 1999                           19

Consolidated Statements of Operations for years 2000, 1999 and 1998             20

Consolidated Statements of Changes in Stockholders' Equity for years
  2000, 1999 and 1998                                                           21

Consolidated Statements of Cash Flows for years 2000, 1999 and 1998             22

Notes to Consolidated Financial Statements                                      23-38

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To  the  Board  of  Directors  and  Stockholders  of  Colonial  Holdings,  Inc.

We have audited the accompanying consolidated balance sheets of Colonial Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colonial Holdings, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The Company has been and continues to be largely dependent on the financial support of its principal stockholder, who through an affiliated entity is the holder of $25.7 million of debt from the Company as of December 31, 2000. In addition, on March 1, 2001, the Company's Board of Directors received an offer from its principal stockholder, who beneficially owns approximately 43% of the Company's outstanding shares, to acquire all of the remaining shares for a cash price of $1.00 per share. The Company has formed a special committee to evaluate the proposal.


                                           /s/     BDO  Seidman,  LLP

Richmond,  Virginia
March  23,  2001


                                          COLONIAL HOLDINGS, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                    (In Thousands, Except Per Share Data)

                                                                    December  31,  December  31,
                                                                         2000         1999
                                                                    ------------   ------------
                  ASSETS
Current assets:
  Cash and cash equivalents                                            $  1,119     $ 1,313
  Horsemen's deposits                                                       602         659
  Accounts receivable                                                       351         253
  Prepaid expenses and other assets                                          97         114
                                                                    ------------   -----------
       Total current assets                                               2,169       2,339

Property, plant and equipment
  Land and improvements                                                  15,640      15,554
  Buildings and improvements                                             48,586      48,472
  Equipment, furnishings, and fixtures                                    2,972       2,853
  Leasehold improvements                                                  1,124       1,124
                                                                    -----------    -----------
                                                                         68,322      68,003
  Less accumulated depreciation and amortization                          5,433       3,817
                                                                    -----------    -----------
       Property, plant and equipment, net                                62,889      64,186
Licensing costs, net of accumulated amortization of $337
 and $311, respectively                                                     703         729
Other assets                                                                 92         151
                                                                    -----------    -----------
       Total assets                                                    $ 65,853     $67,405
                                                                    ===========    ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $  2,967     $ 2,764
  Purses due horsemen                                                       306         182
  Accrued liabilities and other                                           2,089       1,184
  Current maturities of long-term debt, and capital lease obligations       936      15,974
  Current maturities of long-term debt - related parties                      -       8,800
                                                                    -----------    -----------
       Total current liabilities                                          6,298      28,904
Long-term debt and capital lease obligations                              1,160       1,750
Notes payable - related parties                                          25,738       1,225
                                                                    -----------    -----------
       Total liabilities                                                 33,196      31,879

Commitments and contingencies

Stockholders' equity
  Class A, common stock, $0.01 par value; 12,000 shares authorized;
   5,025 shares issued and outstanding                                       50          50
  Class B, common stock, $0.01 par value; 3,000 shares authorized;
   2,242 shares issued and outstanding                                       23          23
  Additional paid-in capital                                             42,873      42,873
  Accumulated deficit                                                   (10,289)     (7,420)
                                                                    -----------    -----------
       Total stockholders' equity                                        32,657      35,526
                                                                    -----------    -----------
  Total liabilities and stockholders' equity                           $ 65,853     $67,405
                                                                    ===========    ===========

     The accompanying notes are an integral part of the consolidated financial statements.

                                        COLONIAL HOLDINGS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands, Except Per Share Data)

                                                          Years  Ended  December  31,
                                                 -----------------------------------------
                                                    2000            1999            1998
                                                 --------        --------        ---------
Revenues
  Pari-mutuel and simulcasting commissions        $27,366         $27,285         $26,737
  Other                                             1,836           2,066           2,710
                                                 --------        --------        ---------
       Total revenues                              29,202          29,351          29,447

Operating expenses
  Direct operating expenses
       Purses, fees, and pari-mutuel taxes         11,767           9,564          11,509
       Simulcast and other direct expenses         11,936          11,418          13,791
                                                 --------        --------        ---------
            Total direct operating expenses        23,703          20,982          25,300

  Selling, general, and administrative expenses     3,969           4,829           6,142
  Depreciation and amortization                     1,696           1,839           1,602
                                                 --------        --------        ---------
       Total operating expenses                    29,368          27,650          33,044
                                                 ========        ========        ========

Income (loss) from operations                        (166)          1,701          (3,597)
Interest expense                                   (2,826)         (2,905)         (1,825)
Interest income                                       123              65              50
                                                 --------        --------        ---------
  Loss before income taxes                         (2,869)         (1,139)         (5,372)
Provision for (benefit from) income taxes               -               -             (84)
                                                 --------        --------        ---------
            Net Loss                              $(2,869)        $(1,139)        $(5,288)
                                                 ========        ========        ========
Loss per share data:
  Basic and diluted loss per share                $ (0.39)        $ (0.16)        $ (0.73)
  Weighted average number of shares outstanding     7,267           7,260           7,250

     The accompanying notes are an integral part of the consolidated financial statements.

                                      COLONIAL HOLDINGS, INC.
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (In Thousands)

                                        Common  Stock            Additional               Total
                             -----------------------------------
                                 Class  A           Class  B       Paid-In  Accumulated Stockholders'
                             Shares     Amount   Shares   Amount   Capital   (Deficit)    Equity
                             ------     ------   ------   ------   -------    --------    ------
Balance at December 31,
  1997                        5,000      $50      2,250     $23    $37,842   $  (993)    $36,922
  Conversion of Class B           8        -         (8)      -          -         -           -
  Land contribution               -        -          -       -      5,000         -       5,000
  Net loss                        -        -          -       -          -    (5,288)     (5,288)
                             ------     ------   ------   ------   -------   --------     -------
Balance at December 31,
  1998                        5,008       50      2,242      23     42,842    (6,281)     36,634
Stock in lieu of
  directors' fees                17        -          -       -         31         -          31
Net loss                          -        -          -       -          -    (1,139)     (1,139)
                             ------      -----   ------   ------   -------   --------    --------
Balance at December 31,
  1999                        5,025       50      2,242      23     42,873    (7,420)     35,526
Net loss                          -        -          -       -          -    (2,869)     (2,869)
                             ------      -----   ------   ------   -------   --------    --------
Balance at December 31,
  2000                        5,025      $50      2,242     $23    $42,873  $(10,289)    $32,657
                             ======      =====   ======   ======   =======   ========    ========

     The accompanying notes are an integral part of the consolidated financial statements.

                                        COLONIAL HOLDINGS, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)

                                                                       Years  Ended
                                                         -------------------------------------------
                                                         December  31,  December  31,  December  31,
                                                             2000           1999           1998
                                                         ------------   ------------   ------------
OPERATING ACTIVITIES
Net loss                                                   $(2,869)       $(1,139)       $(5,288)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
  Depreciation and amortization                              1,696          1,680          1,602
  Amortization of finance costs                                 28            159              -
  Deferred income taxes and other                                1             31            (78)
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable and other assets  (23)            44            470
  Increase (decrease) in trade accounts payable and
    accrued liabilities                                      1,107            342            (51)
  Decrease (increase) in horsemen's deposits and purses        181           (485)         1,056
                                                          -----------   -----------   -------------
Net cash provided by (used in) operating activities            121            632         (2,289)
                                                          -----------   -----------   -------------

INVESTING ACTIVITIES:
  Capital expenditures                                        (399)          (500)        (5,884)
  Decrease in construction payables                         (1,850)        (1,046)             -
                                                          -----------   -----------   -------------
Net cash used in investing activities                       (2,249)        (1,546)        (5,884)
                                                          -----------   -----------   -------------

FINANCING ACTIVITIES:
  Proceeds from long-term debt and capital leases           25,932          2,375          6,398
  Payments on long-term debt and capital leases            (23,998)        (1,303)          (418)
                                                          -----------   -----------   -------------
Net cash provided by financing activities                    1,934          1,072          5,980
                                                          -----------   -----------   -------------
    Net change in cash and cash equivalents                   (194)           158         (2,193)
Cash and cash equivalents, beginning of year                 1,313          1,155          3,348
                                                          -----------   -----------   -------------
Cash and cash equivalents, end of year                      $1,119         $1,313         $1,155
                                                          ===========    ==========   =============

Supplemental Cash Flow Information:
  Supplemental disclosure of noncash investing and
   financing activities
     Land contribution                                      $    -         $    -         $5,000
  Cash paid for interest                                     2,320          2,083          1,915
  Conversion of accounts payable to long-term debt               -          2,485          1,450

     The accompanying notes are an integral part of the consolidated financial statements.

                             COLONIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1.     DESCRIPTION  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

Description  of  Business

     Colonial Holdings, Inc., ("Colonial") formerly Colonial Downs Holdings, Inc., a Virginia corporation, was incorporated in 1996. Colonial owns and operates, through its wholly-owned subsidiaries, Colonial Downs Racetrack (the "Track") in New Kent, Virginia, which primarily conducts pari-mutuel wagering on thoroughbred and standardbred horse racing. Colonial also owns and operates four Racing Centers which provide simulcast pari-mutuel wagering on thoroughbred and standardbred horse racing from selected racetracks throughout the United States.

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

Principles  of  Consolidation

     The consolidated financial statements include Colonial and its subsidiaries, Colonial Downs, L.P. ("Partnership") and Stansley Racing Corp. ("SRC" and collectively with Colonial and the Partnership, the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

Capitalized  Interest

     Interest in the amount of $146,000 was capitalized during 1998, in connection with the construction of the Track and development of the Racing Centers. No interest was capitalized during 1999 and 2000.

                             COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     Depreciation expense was $1,666,000, $1,631,000 and $1,541,000 for fiscal years 2000, 1999 and 1998, respectively.

     Costs of betterments, renewals, and major replacements are capitalized. Maintenance, repairs and minor replacements are expensed as incurred. Gains and losses from dispositions are included in the results from operations.

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

Horsemen's  Purse  and  Awards

     Amounts due under agreements with the Virginia Horsemen's Benevolent and Protective Association, Inc. and the Virginia Harness Horse Association (Note 9) are accrued based on the terms of the agreements. Funds for purses for future live race meets are held in restricted cash accounts. As of December 31, 2000 and 1999 approximately $602,000 and $659,000, respectively, were held in the restricted cash accounts. The Company deposits 30% of breakage revenue into a Benevolent Fund account, as required by law. As of December 31, 2000, approximately $63,000 was included in restricted cash accounts.

                             COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1.     DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Long-Lived  Assets

     The carrying values of long-lived assets, principally identifiable intangibles, property, plant and equipment, are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, as determined based on the undiscounted cash flows over the remaining amortization periods. In the evidence of impairment, the carrying value of the related assets would be reduced by the estimated shortfall of discounted cash flows.

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

Reclassifications

     Certain reclassifications have been made in the prior years' financial statements in order to conform to the December 31, 2000 presentation.

Concentration  of  Credit  Risk

     Financial instruments which potentially subject the Company to credit risk consist of cash equivalents, including horsemen's deposits, and accounts receivable. The Company's policy is to limit the amount of credit exposure to any one financial institution and place funds with financial institutions evaluated as being creditworthy. At December 31, 2000 the Company had cash deposits which exceeded federally insured limits by approximately $1,244,000.

                             COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1.     DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

New  Accounting  Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the adoption of SFAS 133, as amended, did not have an impact on the Company's financial position or results of operations.

     The Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective in the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes appropriate criteria to be considered in determining recognition of revenue. Adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

     In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), Accounting For Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of applying APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000.

Earnings  (Loss)  Per  Share

     Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities (which can consist of stock options and warrants) that could share in earnings of an entity. The Company had no securities which had a dilutive effect on earnings per share for years ended December 31, 2000, 1999 and 1998.

2.     MANAGEMENT  AND  CONSULTING  AGREEMENT

     The Company entered into a Management and Consulting Agreement (the "Agreement") with Maryland-Virginia Racing Circuit, Inc., an affiliate of the Maryland Jockey Club ("MJC"), to provide experienced management for the Track and Racing Centers and to create a Virginia-Maryland thoroughbred racing circuit. Under the Agreement, Maryland Jockey Club agreed to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during the Company's live thoroughbred meets. Parties to the Agreement also agreed to exchange simulcast signals for their live meets at no cost to either party. An amendment to the Agreement (the "Amended Agreement") was signed by both

                             COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.     MANAGEMENT  AND  CONSULTING  AGREEMENT-  (CONTINUED)

parties on January 15, 1999, which restructured among other terms MJC's responsibilities as manager and the management fee paid to MJC. Effective July 1, 1999, MJC became responsible for the Company's Racing Centers as well as the live standardbred and thoroughbred meets. MJC no longer is reimbursed for expenses incurred while acting as manager of these operations. Under the Amended Agreement, the management fees were reduced from 2% of amounts wagered at the Company's facilities (other than on live standardbred meets conducted at the Track), to 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia excluding certain conditions specified in the Amended Agreement ("Handle") and 2.0% of all amounts wagered in excess of $75 million per calendar year. Management fees relating to the Company's new Racing Centers will be either 2% or 3.25% of Handle depending upon their location and the amount of Handle.

     The Agreement will remain in effect for as long as the Company owns, controls or operates the Track, not to exceed a term of 50 years. At the Company's option, the Company may terminate the agreement any time after 25 years upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination.

     Management fees incurred in 2000, 1999 and 1998 were approximately $1.7 million, $1.7 million and $1.1 million, respectively.

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

4.     LONG-TERM  DEBT,  NOTES  PAYABLE-RELATED  PARTIES,  AND  CAPITAL  LEASES

     Long-Term Debt, Notes Payable-Related Parties, and Capital Leases, consisted of the following:

                                                                 December  31,   December  31,

                                                                     2000           1999
                                                                -------------   -------------
Credit facility payable to CD Entertainment, Ltd., maturing
June 2005, with monthly interest payments at 9.96% and
principal payments of $1 million each due June 30, 2002,
2003 and 2004, with all unpaid principal and interest due
2005, collateralized by substantially all assets of
the Company                                                       $25,737,937    $        -

Note payable to Maryland Jockey Club, maturing December
2005, bearing interest at a rate of 7.75% payable quarterly for the first two years and equal installments of interest and
principal to be paid quarterly over the remaining five year
term of the note, beginning in the first quarter of 2001            1,450,000     1,450,000

Note payable to Maryland Jockey Club, bearing interest at
the prime rate (9.5% at December 31, 2000), payable in two
equal installments during the years 2000 and 2001                     300,308       600,000

Note payable to a bank, maturing October 2001, bearing
interest at prime plus 1.0% (10.5% at December 31, 2000),
with monthly principal payment of $15,000, collateralized
by certain fixed assets                                               300,000       480,000

Notes payable to an insurance company, maturing January 2001, and April 2001, bearing interest at 8.70% and 7.52%,
respectively                                                           45,398             -

Note payable to a bank maturing June 2000, bearing
interest at a variable rate, collateralized by
substantially all assets, except the Racing Centers,
of the Company and guaranteed by certain
shareholders and related parties                                            -    10,000,000

Note payable under the revolving credit facility with a bank, bearing interest at a variable rate, due June 30, 2000,
collateralized by substantially all assets,
except the Racing Centers, of the Company and
guaranteed by certain shareholders and related parties                      -     5,000,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing September 2000, with interest payable quarterly at a rate of 7.25%, collateralized by a second deed of
trust on the racetrack facility                                             -     5,500,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing August 2000, with an interest rate of 8.5%,
collateralized by the Hampton Racing Center                                 -     1,000,000

Note payable to Norglass, Inc. maturing September 24, 2000,
monthly interest payment at a rate of 6% until maturity                     -     1,850,000

Note payable to CD Entertainment, Ltd., bearing interest
at the prime rate, payable in two equal installments during
the years 2000 and 2001                                                     -       900,000

Note payable to CD Entertainment, Ltd., maturing August 2001, with monthly interest payment at the Lender's cost of funds
plus one-half percent                                                       -       300,000

Note payable to CD Entertainment, Ltd., maturing September
2001, with monthly interest payment at the Lender's cost of
funds plus one-half percent                                                 -       475,000

Installment loans and capitalized leases collateralized by
certain vehicles, machinery and equipment, maturing at
various dates through September 2000, at interest rates
ranging from 8.125% to 10.5%                                                -        51,543

Note payable to Ryan Incorporated Central, bearing monthly
interest at 10%, payable in six equal monthly payments
commencing January 1, 2000                                                  -       142,735
                                                                  -----------   -----------
                                                                   27,833,643    27,749,278
Less current maturities                                               935,706    15,974,278
Current maturities - related parties                                        -     8,800,000
                                                                  -----------   -----------
                                                                   26,897,937     2,975,000
Less long-term debt - related parties                              25,737,937     1,225,000
                                                                  -----------   -----------
Long-term debt, including capital lease obligations               $ 1,160,000   $ 1,750,000
                                                                  ===========   ===========

                             COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.     LONG-TERM  DEBT,  NOTES  PAYABLE-RELATED  PARTIES,  AND  CAPITAL LEASES -
(CONTINUED)

     In August 2000, the Company entered into an agreement with CD Entertainment Ltd. ("CD Entertainment"), an affiliate of the Chairman and CEO of the Company, to refinance the $15 million in loans from PNC Bank ("PNC") that came due on June 30, 2000. The refinanced former PNC debt and the Company's existing debt to related parties was consolidated into a $25.7 million credit facility with a term of five years and an interest rate of LIBOR on the date funds are drawn, plus 3%. The Company drew on the credit facility's available balance to payoff the $1.85 million Norglass, Inc. debt. The credit facility's remaining available balance of approximately $.7 million was drawn in October 2000 to meet short-term working capital obligations. Under the terms of the Credit facility, principal payments of $1 million each are due on June 30, 2002, 2003 and 2004 with the balance due on June 30, 2005. In addition, the Company has agreed to make an additional annual principal payment commencing in 2002 contingent upon the Company's annual cash flow. The Company's racetrack property and the Racing Center located in Hampton serve as collateral for the loan. Additionally, the Company has pledged its limited partnership interest in Colonial Downs, L.P. and its shares of Stansley Racing Corp., both of which are subsidiaries of the Company, to CD Entertainment. This collateral package is identical to that provided to PNC for the PNC Credit Facility with the additional deeds of trust on the Racing Centers. The maturities of long-term debt reflect the terms of the new agreement with CD Entertainment.

    Scheduled maturities of notes payable and capital lease obligations are as follows:

     2001         $   935,706
     2002           1,290,000
     2003           1,290,000
     2004           1,290,000
     2005          23,027,937
                  -----------
                   27,833,643
                  ===========

5.     INCOME  TAXES

     Significant components of the provision for (benefit from) income taxes are as follows:

                   (In  Thousands)
             Years  Ended  December  31,
                 2000    1999   1998
               -----------------------
Current:
  Federal         $-     $-     $  -
  State            -      -        -
               -----------------------
                   -      -        -
Deferred:
  Federal          -      -      (57)
  State            -      -      (27)
               -----------------------
                   -      -      (84)
               -----------------------
Total             $-     $-     $(84)
               =======================

                             COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.     INCOME  TAXES  -  (CONTINUED)

     Deferred  income  tax  assets  (liabilities)  consist  of  the  following:

                                         (In  Thousands)
                                           December  31,
                                     2000      1999      1998
                                   ----------------------------
Assets
  Net operating loss               $ 5,131   $ 3,795   $ 2,828
Liabilities
  Depreciation and amortization     (1,374)     (848)     (276)
                                   --------  --------  --------
Net deferred tax asset               3,757     2,947     2,552
Valuation allowance                 (3,757)   (2,947)   (2,552)
                                   --------  --------  --------
Deferred tax asset                 $     -    $    -    $    -
                                   ========  ========  ========

     Income tax expense (benefit) as reported differs from the amounts computed by applying the statutory federal income tax rate to pre-tax income as follows:

                                                    Year  Ended  December  31,
                                                    2000      1999      1998
                                                   ---------------------------
Income taxes at statutory rate                     $(975)    $(386)   $(1,798)
Increases (decreases) resulting from state taxes,
  net of federal income tax benefit                 (113)      (45)      (209)
Other                                                278        36          -
Valuation allowance                                  810       395      1,923
                                                   ------    ------   --------
                                                   $   -     $   -    $   (84)
                                                   ======    ======   ========

     At December 31, 2000, the Company has net operating loss carryforwards of approximately $13.5 million for income tax purposes that expire in years 2012 through 2020. A valuation allowance has been recognized to reduce the deferred tax assets by the entire amount.

6.     EMPLOYEE  BENEFIT  PLANS

     In June 1998, the Company implemented a 401(k) Plan in which all full time and part time employees are eligible to participate after six months of employment. Employees may elect to make pre-tax contributions up to 15% of their annual salary or the applicable statutory maximum limits to the 401(k) Plan. The Company makes discretionary matching contributions (subject to statutory limits) in an amount equal to 20% of the first 6% of the employee's contribution. Company contributions are fully vested after three years of employment.

     The Company's contributions to the 401(k) Plan were approximately $9,100, $10,400 and $2,400 for 2000, 1999 and 1998, respectively.

                             COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.     RELATED  PARTY  TRANSACTIONS

     Upon consummation of the Initial Public Offering, ("IPO"), in 1997, the Company entered into a five year consulting agreement at $75,000 per year with the Vice Chairman of the Board of Directors. Total expense under the agreement was $75,000 for each of the years ended December 31, 2000, 1999 and 1998.

     Virginia Concessions, L.L.C., ("VAC"), an affiliate of a shareholder, has an agreement with the Company to manage the food and beverage concessions at the Company's Racing Centers. The amended agreement states that the Company receives 100% of VAC's net income or loss. VAC had net income of approximately $70,000 (unaudited) and $141,000 (unaudited) in 2000 and 1999, respectively and incurred a loss of approximately $7,000 (unaudited) in 1998. Accounts receivable from VAC related to these agreements amounted to approximately
$243,000,  $245,000  and  $181,000  at  December  31,  2000,  1999  and  1998,
respectively.

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

     The Company settled with Norglass, in September 1999 for a total of $2,325,000, of which $475,000 was paid in October 1999 and the remaining balance of $1,850,000 plus interest at 6% was paid in September 2000 in satisfaction of a note accepted by Norglass.

     On October 1, 1997, the Company entered into an agreement with Premier Development Co. ("Premier"), an affiliate of a shareholder, to pay annual consulting fees in the amount of $226,000 through September 30, 1999. The Company paid $225,000 and $226,000 under the agreement for the years ended December 31, 1999 and 1998, respectively. The provisions under the agreement continued until December 31, 1999 on a month-to-month basis. No fees were incurred during the year ended December 31, 2000.

     Pursuant to an agreement to provide credit support to the Company, Diversified Opportunities Group Ltd. ("Diversified"), an affiliate of a shareholder, will receive an annual fee equal to 3% of the amount of any letters of credit or guarantees provided to the Company (subject, in the case of a letter of credit, to a minimum annual fee of $50,000). The 1998 fee of $450,000 is not payable until such time that the Company has successfully opened two satellite wagering facilities in Northern Virginia. If such events do not occur by January 1, 2007, the fee will be waived in its entirety. Costs incurred under this agreement were $450,000 in 1999 and $300,000 in 2000. This agreement was terminated in connection with the refinancing of the Company's long term debt in August 2000.

     In August 2000 the Company entered into an agreement with CD Entertainment, Ltd. ("CD Entertainment"), an affiliate of the Chairman and CEO of the Corporation, to refinance the $15 million in loans from PNC Bank that came due on June 30, 2000. The refinanced former PNC debt and the Company's existing debt to related parties was consolidated into a $25.7 million credit facility with a

                             COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.     RELATED  PARTY  TRANSACTIONS  -  (CONTINUED)

term of five (5) years and an interest rate of LIBOR on the date funds are drawn, plus 3%. Under the terms of the Credit facility, principal payments of $1 million each are due on June 30, 2002, 2003 and 2004, with the balance due on June 30, 2005. In addition, the Company has agreed to make an additional annual principal payment commencing in 2002 contingent upon the Company's annual cash flow. The Company's racetrack property and the Racing Center located in Hampton serve as collateral for the loan. Additionally, the Company has pledged its limited partnership interest in Colonial Downs, L.P. and its shares of Stansley Racing Corp., both of which are subsidiaries of the Company, to CD Entertainment. This collateral package is identical to that provided to PNC for the PNC Credit Facility with the additional deeds of trust on the Racing Centers.

8.     COMMITMENTS  AND  CONTINGENCIES

     The Company has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to the Company for all wagering held at the Company's facilities through 2001. In addition, the Company agreed to use certain equipment provided by the totalisator company.

     The Company has entered into agreements with a company which provides broadcasting and simulcasting equipment and services. These agreements expire at various times through 2002. Total expense incurred for totalisator, and broadcasting and simulcasting equipment was approximately $1,755,000, $1,604,000 and $1,821,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company leases automobiles, building space, and certain equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $243,200, $230,000 and $207,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The following are the future estimated minimum commitment relating to non-cancelable operating agreements and leases:

                          Broadcasting
                          Simulcasting
                               and
Year ended December 31,    Totalisator     Other         Total
-----------------------   ------------   ---------    ----------
     2001                   $1,240,000    $185,000    $1,425,000
     2002                      689,000     179,000       868,000
     2003                            -     155,000       155,000
     2004                            -     112,000       112,000
     2005                            -      57,000        57,000
                          ------------  ----------    ----------
                          $  1,929,000  $  688,000    $2,617,000
                          ============  ==========    ==========

                             COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.     COMMITMENTS  AND  CONTINGENCIES  -  (CONTINUED)

     In 2000, the Company entered into an agreement to manage truckstops in Louisiana owned by an affiliate of the Company's principal shareholder. The agreement may be terminated on 60 days written notice from the affiliate of the principal shareholder.

     Under the terms of a $700,000 Community Development Block Grant received in 1996 from New Kent County, the Company must take affirmative steps to employ a minimum number of low and moderate income persons based on HUD Section 8 Income Limits. If a good faith effort has not been made to honor its commitment to take such affirmative steps, the Company may repay all or a portion of any local or grant funds already expended to the locality. In 2001, the Company was deemed to have complied with the terms of this agreement.

     In connection with the Norglass dispute, two subcontractors of Norglass have filed mechanics liens against the Track seeking payments aggregating approximately $178,000. The Company is contesting these claims. At December 31, 2000, approximately $60,000 has been accrued related to these claims. An agreement was reached to settle these claims in March 2001 for not materially more than previously accrued.

9.     HORSEMEN'S  AGREEMENT

     Purse agreements are negotiated with the respective horsemen's groups, the Virginia Horsemen's Benevolent and Protective Association ("VaHBPA") for thoroughbred and the Virginia Harness Horse Association ("VHHA") for standardbred.

     The Corporation entered into a new agreement with the VHHA as of August 1, 2000 relating to standardbred racing at the Racetrack and simulcast standardbred racing at the Corporation's satellite racing facilities. Pursuant to the agreement, and in compliance with a law passed during the 2000 session of the Virginia General Assembly, the Corporation contributes five percent (5%) of the first $75 million of simulcast Handle, six percent (6%) of the next $75 million of simulcast Handle, and seven percent (7%) of all Handle in excess of $150 million to the purse account of the VHHA. Simulcast standardbred Handle has not exceeded $75 million in the four-year operation of the satellite wagering facilities. The agreement with the VHHA automatically renews year to year unless notice is given prior to November 1 of a party's election not to renew the agreement. In accordance with the Virginia Racing Act, the Company deposits approximately 8.5% of the Handle generated by live standardbred racing at the Track. Standardbred purse expense for 2000, 1999 and 1998 was approximately $1.6 million, $.9 million and $1.6 million, respectively.

     The Company entered into a three year agreement with the VaHBPA, effective January 1, 1999, that set a minimum payment of $3.125 million for 1999 purses, with 25 days of live racing with average daily purses of no less than $125,000. Of the total $3.125 million guaranteed payments, $1.5 million was considered to be an advance of purse money due in years 2000 and 2001. In 2000, the Company paid 5 1/4% of the Handle generated on simulcast thoroughbred racing to the thoroughbred purse account and will continue to do so in 2001. In 2000, the VaHBPA repaid $750,000 of the advance plus interest thereon back to the Company, effectively reducing the Company's 2000 purse expense.

                             COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.     HORSEMEN'S  AGREEMENT  -  (CONTINUED)

     In addition, in accordance with the Virginia Racing Act, the Company must continue to deposit approximately 8.5% of the Handle generated by live thoroughbred racing conducted at the Track. Thoroughbred purse expense for 2000, 1999 and 1998 was approximately $4.2 million, $2.6 million and $4.6 million, respectively. Prior to 1999, the Company contributed to the thoroughbred purse accounts a certain percentage of all thoroughbred wagers at its Racing Centers.

10.     STOCK  OPTIONS

     The Company implemented a stock option plan on March 31, 1997. Options granted under the plan may be either Incentive Stock Options or Non-qualified Stock Options, based on the discretion of the Board of Directors. The maximum aggregate number of shares which may be optioned and sold under the plan is 395,000 shares of Class A Common Stock. The exercise price per share for Incentive Options will be no less than the fair value of the stock at the grant date. The exercise of Non-qualified Options is determined by the Board of Directors on the grant date. The term of the plan is ten years. On June 14, 1999, 20,000 granted and outstanding options were repriced from $10.45 to $1.7875 per share. On December 15, 1998, 195,000 granted and outstanding options were repriced from $9.50 per share to $1.00 per share. The following tables summarize activity of the Stock Option Plan and the stock options outstanding at December 31, 2000:

                             Weighted
                              Average
                             Exercise  Available      Options
                               Price   for Grant    Outstanding
                             --------  ---------    -----------
Balance at December 31, 1997  $ 9.86    108,000       192,000
Granted                         1.00    (79,000)       79,000
Forfeited                       1.00     26,000       (26,000)
                             --------  ---------    -----------
Balance at December 31, 1998  $ 2.93     55,000       245,000
Granted                         1.50    (15,000)       15,000
Forfeited                       1.00     21,200       (21,200)
Shares added to plan               -     95,000             -
                             --------   --------    -----------
Balance at December 31, 1999  $ 2.28    156,200       238,800
Granted                         1.06     (2,500)        2,500
Forfeited                       1.00      3,200        (3,200)
                             --------   --------     ----------
Balance at December 31, 2000  $ 2.29    156,900       238,100
                             ========   ========     ==========

                                  Options  Outstanding    Options  Exercisable
                            --------------------------------------------------
                                       Weighted   Weighted          Weighted
                                        Average    Average           Average
                                       Remaining   Exercise          Exercise
                             Number   Contractual Price Per  Number  Price Per
Range of Exercise Prices   of Shares  Life (years)  Share   of Shares  Share
                            --------  -----------  --------  -------- ------
1.00 - 1.79                 208,100       6.99     $ 1.11    122,300  $ 1.10
10.45                        30,000       6.26      10.45     30,000   10.45
                            --------  -----------  --------  -------- ------
                            238,100       6.97     $ 2.29    152,300  $ 2.94

                             COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.     STOCK  OPTIONS  -  (CONTINUED)

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 establishes alternative methods of accounting and disclosure for employee stock-based compensation arrangements. The Company has elected to use the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, for stock options granted to the Company's employees. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant.

     If the accounting provisions of SFAS 123 had been adopted, the effect on 2000, 1999 and 1998 loss would have been as follows (In Thousands, Except Per Share Data):

                                     2000      1999      1998
                                   --------  --------  --------
Net loss:
  Reported                         $(2,869)  $(1,139)  $(5,288)
  Proforma                          (2,871)   (1,148)   (5,299)
Basic and diluted loss per share:
  Reported                         $ (0.39)  $ (0.16)  $ (0.73)
  Proforma                           (0.39)    (0.16)    (0.73)

     For purposes of computing the proforma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2000, 1999 and 1998, respectively: no dividend yield, expected volatility of 70%, 50% and 50%, risk-free interest rate of 6.62%, 6.08% and 5.04%, and expected lives of seven, two to ten, and three to ten years. Substantially all options become vested and exercisable evenly over a five-year period. The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 are $.76, $1.38 and $1.47 per share, respectively.

11.     QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     Condensed quarterly consolidated financial data, in thousands (except per share data), is shown as follows:

2000  quarterly  information:

                         1st Quarter    2nd Quarter   3rd Quarter  4th Quarter
     Net revenue           $6,900         $6,975         $7,656      $ 7,671
     Gross profit           1,727          1,560          1,425          787
     Net loss                (186)          (328)          (832)      (1,523)
     Loss per share         (0.03)         (0.05)         (0.11)       (0.20)

1999  quarterly  information:

                        1st Quarter     2nd Quarter   3rd Quarter  4th Quarter
     Net revenue           $7,024        $7,233         $7,781       $7,313
     Gross profit           2,680         1,712          1,852        2,125
     Net loss                 515        (1,031)          (647)          24
     Loss per share          0.07         (0.14)         (0.09)           -

12.     SUBSEQUENT  EVENTS

     On March 1, 2001, the Company announced that its Board of Directors received an offer from Jeffrey P. Jacobs, Chairman of the Board, Chief Executive Officer, and the Company's largest shareholder, to acquire the Company. Upon receipt of the offer, the Company formed a Special Committee to evaluate the proposal.

     Mr. Jacobs indirectly owns approximately 43.5% of the stock of the Company. He proposed a transaction to purchase all of the remaining shares for a cash price of $1.00 per share. U.S. Bancorp Libra, a division of U.S. Bancorp Investments, Inc., is acting as advisor to Mr. Jacobs. The Special Committee intends to employ independent legal counsel and a financial advisor to assist it in analyzing the offer and negotiating with Mr. Jacobs.

     Consummation of the transaction is subject to various conditions, including the negotiation and execution of definitive agreements, approval by the Company's Board of Directors and shareholders, the obtaining of various regulatory approvals, and Mr. Jacobs' ability to obtain financing necessary for the transaction. If a transaction with Mr. Jacobs occurs, it is anticipated that it would close in mid to late summer of 2001.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL
     DISCLOSURE

     None.

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT


Name of Director             Age     Position with the Company
----------------            ----     --------------------------
Arnold W. Stansley           68      Mr. Stansley is an owner and has been an executive
                                     officer of Raceway Park, a standardbred racetrack
                                     Toledo, Ohio, for the last ten years.  From  1993
                                     to  1997,  he  served  as  President  of Stansley
                                     Management Corp., Colonial Downs, L.P.'s managing
                                     general partner prior to the reorganization of the
                                     Company in  connection  with  its  initial  public
                                     offering of stock.  He also served as President of
                                     Stansley Racing prior to the reorganization,  from
                                     1994 to 1997.  Mr. Stansley has been a director of
                                     the Company since March 1997. Mr. Stansley's  term
                                     as a director of the Company expires in 2002.

Stephen Peskoff              58      Mr. Peskoff has acted as a consultant to Friedman,
                                     Billings, Ramsey & Co. for the last five years and
                                     served as President of Underhill Investment  Corp.
                                     since  1976.  Mr.  Peskoff  was  active  in  the
                                     thoroughbred  horse  industry  from  1978 to 1992
                                     during which time he won two Eclipse Awards (1983
                                     and 1991) and was the breeder of the 1991 horse of
                                     the  year  (Black Tie Affair).  Mr.  Peskoff was a
                                     director of the Company from March 1997 until his
                                     resignation  on  September  18,  2000.  He  was
                                     reappointed to the Board in March 2001.  His  term
                                     as director expires in 2002.
Patrick J. McKinley          46      Mr. McKinley has served as Executive Vice President
                                     of Jacobs  Investment,  Inc. for  more than twenty
                                     years and is responsible  for  that  company's day-
                                     to-day operations.  Mr.  McKinley  has over twenty
                                     years' experience in restaurant operations and real
                                     estate development and management.  Mr. McKinley has
                                     been a director of the Company since March 1997.  Mr.
                                     McKinley's term as a director expires in 2001.

Jeffrey P. Jacobs            47      Mr. Jacobs serves as Chairman of the Board and
                                     Chief Executive Officer of the Company.  From 1995 to
                                     1995 to the present, he has  served as  Chairman and
                                     Chief Executive Officer of Jacobs Entertainment Ltd.,
                                     a  company  based  in  Cleveland,  Ohio  that  has
                                     investments in other gaming companies and ventures,
                                     including Black Hawk Gaming and Development Company,
                                     Inc.  based  in  Black  Hawk,  Colorado.  From 1975
                                     to present he also has served as President and CEO
                                     of Jacobs Investments, Inc., a company engaged in the
                                     development, construction and operation of residential
                                     and commercial real estate and entertainment projects
                                     in Ohio.  Mr. Jacobs also served in the Ohio House of
                                     Representatives  from  1982  until  1986.  Mr. Jacobs'
                                     term as a director of the Company expires in 2003.
Robert H. Hughes             60      Mr. Hughes served as Chief Financial Officer of
                                     Jacobs Investments, Inc. from 1993 until May 1999.  Mr.
                                     Hughes is a director of Black Hawk Gaming and Development
                                     Co., Inc.  Mr. Hughes was partner in charge of the audit
                                     department of the Cleveland office of the accounting firm
                                     of Deloitte & Touche LLP until his retirement in 1991.
                                     Mr. Hughes is a certified public accountant (retired).
                                     Mr. Hughes' term as a director of the Company expires
                                     in 2003.
David C. Grunenwald          47      Mr. Grunenwald has served as Vice President of
                                     Development and Leasing for Jacobs Investments, Inc.
                                     Inc. since 1988 and directs such company's development,
                                     construction, and leasing operations.  Prior to joining
                                     Jacobs Investments, Inc., Mr. Grunenwald worked for Weston,
                                     Inc. (1987-88) in syndication and property management and
                                     Touche Ross & Company from 1981 to 1987 as a tax consultant.
                                     Mr. Grunenwald's term as a director expires in 2003.

 The  executive  officers,  in  addition  to Mr. Jacobs, of the Corporation are:

Name of Officer             Age      Position with the Company
---------------             ---      -------------------------
Ian M. Stewart               46      Mr. Stewart has served as President since November
                                     1998 and Chief Financial Officer since June 1997.
                                     From January 1998 through November 1998, Mr. Stewart
                                     served as Chief Operating Officer of the Company.
                                     Prior to that time, Mr. Stewart was CFO for Barber
                                     Martin & Associates from March 1997 to June 1997.
                                     From October 1994 to March 1997, Mr. Stewart served
                                     as a consultant and a temporary CFO for several Virginia
                                     based businesses.  From December 1989 to September
                                     1994, Mr. Stewart was Vice President and CFO of Hat
                                     Brands,  Inc.  Mr.  Stewart  is  a  certified public
                                     accountant.

Jerry M. Monahan             61      Mr. Monahan has served as Vice President - Racing
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

ITEM  10.     DIRECTORS  AND  EXECUTIVE OFFICERS OF THE REGISTRANT - (CONTINUED)

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

     Based solely on its review of the copies of Forms 3, 4 and 5 furnished to the Company, or written representations from certain reporting persons that no such forms were required to be filed by such persons, the Company believes that all its executive officers, directors and greater than 10% shareholders complied with all filing requirements applicable to them during 2000.

ITEM  11.     EXECUTIVE  COMPENSATION

     The following table sets forth a summary of all compensation paid or accrued by the Company for services rendered for the last three fiscal years to the Company's Chief Executive Officer and each executive officer whose aggregate cash compensation in 2000 exceeded $100,000:

                                   SUMMARY COMPENSATION TABLE

                             Annual  Compensation           Long  Term  Compensation
                                                               Awards      Payouts
                                                        Restricted Options/ LTIP       All
Name  and                                      Other       Stock     SARs  Payouts    Other
Principal Position  Year   Salary   Bonus   Compensation   Awards   (#)(3)   ($)  Compensation
------------------  ----  --------  ------  -------------  -------  -------  ---  -------------
Jeffrey P. Jacobs   2000  $120,000    (1)       (2)          (1)      (1)    (1)        (1)
Chief Executive     1999   120,000    (1)       (2)          (1)      (1)    (1)        (1)
Officer             1998   120,000    (1)       (2)          (1)      (1)    (1)        (1)


Ian M. Stewart      2000  $150,000    (1)       (2)          (1)      (1)    (1)        (1)
President           1999   135,584    (1)       (2)          (1)    10,000   (1)        (1)
                    1998   120,000    (1)       (2)          (1)    10,000   (1)        (1)

(1)     No  compensation  of  this  type  received.
(2) Other Annual Compensation for executive officers is not reported as it is less than the required reporting threshold of the Securities and Exchange Commission.
(3) Number of shares of Common Stock issuable upon exercise of options granted during 1998, 1999 and 2000. The Company did not grant any Stock Appreciation Rights during 1998, 1999 and 2000.

ITEM  11.     EXECUTIVE  COMPENSATION  -  (CONTINUED)

     EMPLOYEE  GRANTS  OF  STOCK  OPTIONS  IN  2000

     None

                  NON-EMPLOYEE GRANTS OF STOCK OPTIONS IN 2000

EXERCISE  OF  STOCK  OPTIONS  IN  2000

                                                                        Potential Realizable
              Number of    Percentage of Total                                  Value
             Securities         Options                                     at Assumed Annual
             Underlying      Granted to Non-     Exercise                 Rates of Stock Price
               Option          Employees          Prices     Expiration       Appreciation
Recipient      Granted        in Fiscal Year     Per Share      Date        Per Option Term1
-----------    -------        --------------     ---------   ----------     -----------------
                                                                                5%      10%
John Mooney     2,500              100%            $1.06       3/10/05          -     $1,550

1 In accordance with Securities and Exchange Commission rules, these columns showed gains that might exist for the respective options, assuming that the market price of Colonial Holdings' common stock appreciates from the date of grant over a period of ten years at the annualized rates of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the individual employee from these options will be zero.

OTHER  MATTERS

     The Company entered into a two-year employment agreement with Mr. Ian M. Stewart in June 1999. This agreement contains customary terms and conditions and provides minimum base salary of $150,000 each year.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of March 10, 2001, by (i) each person known to the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each director, (iii) the chief executive officer and each of the four other most highly compensated executive officers of the Company whose salaries and bonuses were in excess of $100,000, and (iv) all of the executive officers and directors of the Company as a group.

           AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP OF COMMON STOCK

                                                                                        Voting  Power
                                                    Percent  of  Common  Outstanding   as  Percent  of
                                                                                        Common  Stock
Name of Beneficial Owner    Class A       Class B      Class A    Class B    All        Outstanding(1)
-------------------------  ----------  -------------  ----------  --------  -----       --------------
CD Entertainment Ltd. (2)
1231 Main Avenue
Cleveland, OH  44113       26,106,456(3)  2,010,000      86.4%      89.6%   86.6%            87.3%

Jeffrey P. Jacobs (4)      26,126,456     2,010,000      86.5%      89.6%   86.7%            87.3%

Arnold W. Stansley            478,879         ---         1.6%      ---      1.5%             1.2%

James M. Leadbetter
110 Arco Drive
Toledo, Ohio 43607            216,581       225,000        *        10.0%    1.4%             3.2%

Stephen Peskoff (5)            67,518         ---          *         ---      *                *

Ian M. Stewart (6)             30,000         ---          *         ---      *                *

David C. Grunenwald (6)        13,088         ---          *         ---      *                *

Robert H. Hughes (6)           13,088         ---          *         ---      *                *

Patrick J. McKinley (6)        13,150         ---          *         ---      *                *


All executive officers
and directors as a group
(8 persons) (7)            26,757,179     2,010,000      88.6%      89.6%    88.6%           88.8%
* Represents less than 1%

(1) Except for votes on (i) a merger, (ii) a sale of substantially all of the assets of the Company, (iii) an amendment to the Articles of Incorporation or Bylaws of the Company, in which case the voting power of the Company's officers and directors will be equal to their total respective percentage ownership of Common Stock outstanding, as set forth herein.

(2) CD Entertainment Ltd. is beneficially owned by Jeffrey P. Jacobs, and Richard E. Jacobs Revocable Trust.

(3) Includes 24,951,456 shares of Class A Common Stock issuable upon the conversion of an Amended and Restated Convertible Term Note and Credit Line Convertible Note held by CD Entertainment. The percentage calculation assumes that the issued and outstanding Class A Common Stock of the Company is 29,976,695. However, the aggregate number of shares of Class A Common Stock which the Company currently has authority to issue is 12,000,000. The Company will make efforts to authorize additional shares for such conversion rights.

(4) Represents the shares owned by CD Entertainment Ltd. and options for 20,000 shares held pursuant to the Stock Option Plan.

(5) Represents 2,518 shares owned, 15,000 shares owned by Underhill Investment Corp., an affiliate of Mr. Peskoff, options for 50,000 shares granted under the Stock Option Plan.

(6)     Includes  stock  options  granted.

(7) Includes (i) all shares owned directly or indirectly, (ii) all options held, except those to purchase shares issued to another officer or director. The address of all directors and employees is c/o Colonial Downs, 10515 Colonial Downs Parkway, New Kent, Virginia 23124.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Colonial Gifts & Sportswear. The Corporation entered into an agreement with Colonial Gifts & Sportswear, Inc., a Virginia corporation ("Sportswear"), in 1997 for the sale of gifts and apparel. Pursuant to the Agreement, the Corporation provides space at the Racetrack and Racing Centers to Sportswear in exchange for a royalty based on Sportswear's gross sales. Although the Corporation received less than $10,000 in 2000 under the agreement, the expected value of the contract may be in excess of $60,000. Sportswear is wholly owned by the wife and daughter of Mr. Arnold Stansley, a director.

Virginia Concessions, L.L.C. Virginia Concessions, L.L.C. has an agreement with the Corporation to provide food and beverage concessions at the Corporation's Racing Centers. Under the agreement, the Corporation is responsible for the management and administration of Virginia Concessions in exchange for all earnings (or losses) from food and beverage sales. Virginia Concessions, L.L.C. is beneficially owned by Mr. Jeffrey P. Jacobs, Chairman and a director.

     CD Entertainment Ltd. In August 2000 the Corporation entered into an agreement with CD Entertainment Ltd. ("CD Entertainment"), an affiliate of the Chairman and CEO of the Corporation, to refinance the $15 million in loans from PNC Bank that came due on June 30, 2000. The refinanced former PNC debt and the Corporation's existing debt to related parties was consolidated into a $25.7 million credit facility with a term of five (5) years and an interest rate of LIBOR on the date funds are drawn, plus 3%. Under the terms of the Credit facility, principal payments of $1 million each are due on June 30, 2002, 2003, and 2004, with the balance due on June 30, 2005. In addition, the Corporation has agreed to make an additional annual principal payment commencing in 2002 contingent upon the Corporation's annual cash flow. The Corporation's Racetrack property and the Racing Center located in Hampton serve as collateral for the loan. Additionally, the Corporation has pledged its limited partnership interest in Colonial Downs, L.P. and its shares of Stansley Racing Corp., both of which are subsidiaries of the Corporation, to CD Entertainment. This collateral package is identical to that provided to PNC for the PNC Credit Facility with the additional deeds of trust on the Racing Centers.

                                     PART IV

ITEM  14.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     1.     Financial  Statements
               Included  in  Part  II  of  this  report:

    Report  of  Independent  Auditors

    Consolidated  Balance  Sheets  at  year  end  2000  and  1999

    Consolidated Statements of Operations for years 2000, 1999 and 1998

    Consolidated  Statements of Changes in Stockholder's Equity for years 2000,
     1999  and  1998

    Consolidated  Statements  of  Cash  Flows  for  years  2000,  1999 and 1998

    Notes  to  Consolidated  Financial  Statements

     2. All required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     3.     Exhibits
     2.1     Agreement  and  Plan  of  Reorganization  (1)
     3.1     Amended and Restated Articles of Incorporation of Colonial
             Downs  Holdings,  Inc.  (1)
     3.2     Amended and Restated By-laws of Colonial Downs Holdings, Inc.(1)
     4.1 Stock Certificate representing Colonial Downs Holdings, Inc. Common Stock (1)
    10.1     Management  and  Consulting  Agreement  (1)
    10.2     Amended  and  Restated  Performance  Guarantee  Agreement  (1)
    10.3     Form  of  Deed  for  Track  site  (1)
    10.4     Construction  Agreement  (1)
    10.5     Development  Agreement  (1)
    10.6     Hubbing  Agreement  (1)
    10.7     VHHA  Simulcast  Wagering  Agreement  (1)
    10.8     VaHBPA  Simulcast  Wagering  Agreement  (1)
    10.9     Form  of  Convertible  Subordinated  Note  (1)
    10.10    Forms  of  Employment  Agreements  (1)
    10.11    Form  of  Stansley  Racing  Agreement  (1)
    10.12    Amended and Restated Promissory Note to CD Entertainment Ltd. (1)
    10.13    Agreement  for  Interim  Financing  (1)
    10.14    Registration  Rights  Agreement  (1)
    10.15    Not  used  (1)

ITEM  14.     EXHIBITS  AND  REPORTS  ON  FORM  8-K  -  (CONTINUED)

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

ITEM  14.     EXHIBITS  AND  REPORTS  ON  FORM  8-K  -  (CONTINUED)

    10.44 Promissory note payable to CD Entertainment, Ltd., dated September 30, 1999 (9)
    10.45 Promissory note payable to CD Entertainment, Ltd., dated August 31, 1999 (9)
    10.46 Promissory note payable to CD Entertainment, Ltd., dated August 15, 1999 (9)
    10.47 Employment Agreement, dated as of June 23, 1999, between Ian M. Stewart and the Company
    10.48 Assignment, dated as of August 30, 2000, between PNC Bank, National Association, and CD Entertainment, Ltd.
    10.49 Amended and Restated Loan Agreement dated as of August 30, 2000 between Colonial Downs, L.P., the Company, and CD Entertainment, Ltd.
    10.50 Amended and Restated Convertible Term Note dated as of August 30, 2000 between PNC Bank, National Association and Colonial Downs, L.P.
    10.51 Credit Line Convertible Note dated as of August 30, 2000 between the Company and CD Entertainment, Ltd.
    10.52 Amendment to Second Deed of Trust dated August 30, 2000 between the Company and CD Entertainment, Ltd.
    21.1     Subsidiaries  of  the  Registrant  (1)
    24.1     Power  of  Attorney  (1)

(1) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 333-18295).
(2) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s10-Q, dated August 14, 1997.
(3) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-Q, dated September 14, 1997.
(4) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-K, dated March 30, 1998.
(5)     Incorporated  by  reference  to  the  Exhibits filed with Colonial Downs
        Holdings,  Inc.'s  10-Q,  dated  May  15,  1998.
(6) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-Q, dated November 16, 1997.
(7)     Incorporated  by  reference  to  the  Exhibits filed with Colonial Downs
        Holdings,  Inc.'s  10-Q,  dated  May  4,  1999.
(8) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-Q, dated August 16, 1999.
(9) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-Q, dated November 15, 1999.
(10) Incorporated by reference to the Exhibits filed with Colonial Downs Holdings, Inc.'s 10-Q, dated May 3, 2000.
(11) Incorporated by reference to the Exhibits filed with Colonial Holdings, Inc.'s 10-Q,, dated August 14, 2000.
(12) Incorporated by reference to the Exhibits filed with Colonial Holdings, Inc.'s 10-Q, dated November 14, 2000.

ITEM  14.     EXHIBITS  AND  REPORTS  ON  FORM  8-K  -  (CONTINUED)

(b) Reports on Form 8-K - The Company filed a Current Report on Form 8-K during the three months ended December 31, 2000 relating to the transfer of the listing of its securities from the NASDAQ Small Cap Market to the NASDAQ OTC Bulletin Board. The Company filed a Current Report on Form 8-K during the three months ended June 30, 2000 relating to long-term refinancing of its current debt maturities. The Company filed Current Reports on Form 8-K during the three months ended September 30, 2000 relating to the resignation of a member from the Board of Directors and announcing a proposed management contract with an affiliate of the Chairman and CEO.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COLONIAL  HOLDINGS,  INC.

                                        By:  /s/     Ian  M.  Stewart
                                          ---------------------------
                                          Ian  M.  Stewart,  President
                                          and  Chief  Financial  Officer
                                          March  30,  2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/     Jeffrey  P.  Jacobs                           /s/     Robert  H.  Hughes
---------------------------                           --------------------------
Jeffrey  P.  Jacobs,  Chief  Executive  Officer,      Robert  H.  Hughes,
Chairman  of  the  Board,  Director                   Director
March  30,  2001                                      March  30,  2001

/s/     Arnold  W.  Stansley                         /s/     David C. Grunenwald
----------------------------                         ---------------------------
Arnold  W.  Stansley,                                 David  C.  Grunenwald,
Director                                              Director
March  30,  2001                                      March  30,  2001

/s/     Stephen  D.  Peskoff                         /s/    Patrick J. McKinley
----------------------------                         ---------------------------
Stephen  D.  Peskoff,                                 Patrick  J.  McKinley,
Director                                              Director
March  30,  2001                                      March  30,  2001