Form 10-Q
period 2001-03-31
COLONIAL DOWNS HOLDINGS INC
filed 2001-05-15
CIK 1027430

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the Quarterly Period ended March 31, 2001
    [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

    Number of Shares of Class A Common Stock outstanding as of May 11, 2001 -
                                    5,025,239
     Number of Shares of Class B Common Stock outstanding as of May 11, 2001 -
                                    2,242,500

                             COLONIAL HOLDINGS, INC.
                                      INDEX



                                                                        Page
PART I.  FINANCIAL STATEMENTS AND NOTES                                Number
                                                                       ------
         Item 1.  Financial Statements and Notes                            3

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                        12

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                        13

         Item 2.  Changes in Securities                                    13

         Item 3.  Defaults Upon Senior Securities                          13

         Item 4.  Submission of Matters to a Vote of Security Holders      13

         Item 5.  Other Information                                        13

         Item 6.  Exhibits and Reports on Form 8-K                         13

                               COLONIAL HOLDINGS, INC.
                             CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                         (Unaudited)
                                                          March 31,     December 31,
                       ASSETS                                2001           2000
                                                         ------------  --------------
Current assets:
  Cash and cash equivalents                              $     1,278   $       1,119
  Horsemen's deposits                                          1,461             602
  Accounts receivable                                            438             351
  Prepaid expenses and other assets                              418              97
                                                         ------------  --------------
    Total current assets                                       3,595           2,169
Property, plant and equipment
  Land and improvements                                       15,640          15,640
  Buildings and improvements                                  48,795          48,586
  Equipment, furnishings, and fixtures                         2,973           2,972
  Leasehold improvements                                       1,124           1,124
                                                         ------------  --------------
                                                              68,532          68,322
  Less accumulated depreciation                                5,820           5,433
                                                         ------------  --------------
    Property, plant and equipment, net                        62,712          62,889
Licensing costs, net of accumulated
  amortization of $348 and $337, respectively                    689             703
Other assets                                                      73              92
                                                         ------------  --------------
Total assets                                             $    67,069   $      65,853
                                                         ============  ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $     2,521   $       2,967
  Purses due horsemen                                          1,668             306
  Accrued liabilities and other                                2,397           2,089
 Current maturities of long-term debt                          1,127             936
                                                         ------------  --------------
    Total current liabilities                                  7,713           6,298
Long-term debt and capital lease obligations                   1,088           1,160
Notes payable - related parties                               25,738          25,738
                                                         ------------  --------------
    Total liabilities                                         34,539          33,196

Commitments and contingencies

Stockholders' equity
  Class A, common stock, $0.01 par value; 12,000 shares
   authorized; 5,025 shares issued and outstanding                50              50
  Class B, common stock, $0.01 par value; 3,000 shares
   authorized; 2,242 shares issued and outstanding                23              23
  Additional paid-in capital                                  42,873          42,873
  Accumulated deficit                                        (10,416)        (10,289)
                                                         ------------  --------------

    Total stockholders' equity                                32,530          32,657
                                                         ------------  --------------
Total liabilities and stockholders' equity               $    67,069   $      65,853
                                                         ============  ==============


    The accompanying notes are an integral part of the financial statements.

                             COLONIAL HOLDINGS, INC.
                             STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   (Unaudited)
                                               Three Months Ended
                                                    March 31,


                                                  2001     2000
                                                 -------  -------
Revenues
  Pari-mutuel and simulcasting commissions       $6,929   $6,524
  Other                                             476      376
                                                 -------  -------
    Total revenues                                7,405    6,900

Operating expenses
  Direct operating expenses
    Purses, fees, and pari-mutuel taxes           3,198    2,789
    Simulcast and other direct expenses           2,544    2,384
                                                 -------  -------
      Total direct operating expenses             5,742    5,173

  Selling, general and administrative expenses      720      781
  Depreciation and amortization                     401      425
                                                 -------  -------
    Total operating expenses                      6,863    6,379
                                                 -------  -------

Earnings from operations                            542      521
Interest expense, net                              (669)    (707)
                                                 -------  -------
Loss before income taxes                           (127)    (186)
Provision for (benefit from) income taxes             -        -
                                                 -------  -------
               Net loss                          $ (127)  $ (186)
                                                 =======  =======

Earnings (loss) per share data:
  Basic and diluted loss per share               $(0.02)  $(0.03)
  Weighted average number of shares outstanding   7,267    7,267


    The accompanying notes are an integral part of the financial statements.

                              COLONIAL HOLDINGS, INC.
                             STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                                    (Unaudited)
                                                                Three Months Ended
                                                                     March 31,
                                                                   2001     2000
                                                                  -------  -------
OPERATING ACTIVITIES:
Net loss                                                          $ (127)  $ (186)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                                      401      425
Changes in operating assets and liabilities:
  Increase in accounts receivable and other assets                  (389)    (559)
  Net decrease in trade accounts payable and accrued liabilities     (98)    (270)
  Decrease in horsemen's deposits net of purses due
  horsemen                                                           503      872
                                                                  -------  -------
Net cash provided by operating activities                            290      282
                                                                  -------  -------

INVESTING ACTIVITIES:
  Capital expenditures, net of disposals                            (210)      (6)
  Decrease in construction payables                                  (40)       -
                                                                  -------  -------
Net cash used in investing activities                               (250)      (6)
                                                                  -------  -------

FINANCING ACTIVITIES:
  Proceeds from long-term debt, capital leases, and other            335      265
  Payments on long-term debt and capital leases                     (216)    (326)
                                                                  -------  -------
Net cash provided by (used in) financing activities                  119      (61)
                                                                  -------  -------
               Net increase in cash and cash equivalents             159      215
Cash and cash equivalents, beginning of period                     1,119    1,313
                                                                  -------  -------
Cash and cash equivalents, end of period                          $1,278   $1,528
                                                                  =======  =======

    The accompanying notes are an integral part of the financial statements.

                             COLONIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2000 included in the Company's Form 10=K filed with the Securities and Exchange Commission on April 3, 2001.

     In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and its cash flows for the respective three month periods ended March 31, 2001 and 2000. Interim results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2001.

     Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities (which can consist of stock options and warrants) that could share in earnings of an entity.

     Certain reclassifications have been made in the prior period's financial statements in order to conform to the March 31, 2001 presentation.


2.   LONG-TERM  DEBT  AND  NOTES  PAYABLE-RELATED  PARTIES

     Long-Term Debt and Notes Payable-Related Parties consisted of the following:

                                                              March 31,   December 31,
                                                                2001          2000
                                                             -----------  ------------
Credit facility payable to CD Entertainment, Ltd., maturing
June 2005, with monthly interest payments at 9.96% and
principal payments of $1 million each due June 30, 2002,
2003 and 2004, with all unpaid principal and interest due
2005, collateralized by substantially all assets of
the Company                                                  $25,737,937  $  25,737,937

                             COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.   LONG-TERM  DEBT  AND  NOTES  PAYABLE-RELATED  PARTIES  -  (CONTINUED)

                                                                   March 31,   December 31,
                                                                     2001          2000
                                                                  -----------  -------------
Note payable to Maryland Jockey Club, maturing December
2005, bearing interest at a rate of 7.75% payable quarterly for the first two years and equal installments of interest and
principal to be paid quarterly over the remaining five year
term of the note, beginning in the first quarter of 2001            1,450,000      1,450,000

Note payable to Maryland Jockey Club, bearing interest at
the prime rate (8.0% at March 31, 2001), payable in two
equal installments during the years 2000 and 2001                     300,308        300,308

Note payable to a bank, maturing October 2001, bearing
interest at prime plus 1.0% (9.0% at March 31, 2001),
with monthly principal payment of $15,000, collateralized
by certain fixed assets                                               255,000        300,000

Notes payable to an insurance company, maturing in 2001,
bearing interest at 7.52%                                             209,334         45,398

                                                                  -----------  -------------
                                                                   27,952,579     27,833,643
Less current maturities                                             1,127,142        935,706
Current maturities - related parties                                        -              -
                                                                  -----------  -------------
                                                                   26,825,437     26,897,937
Less long-term debt - related parties                              25,737,937     25,737,937
                                                                  -----------  -------------
Long-term debt                                                    $ 1,087,500  $   1,160,000
                                                                  ===========  =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

     The Company, through its subsidiaries, holds the only licenses to own and operate a racetrack (the "Track") and Racing Centers in Virginia. The Company currently operates Racing Centers in Chesapeake, Richmond, Hampton, and Alberta, Virginia, and may open up to two additional Racing Centers under applicable law if suitable opportunities are identified and referenda are passed.

     The Company's revenues are comprised of (i) pari-mutuel commissions from wagering on races broadcast from out-of-state racetracks to the Company's Racing Centers and the Track using import simulcasting; (ii) wagering at the Track and the Company's Racing Centers on its live races; (iii) admission fees, program and racing form sales, and certain other ancillary activities; (iv) commissions from food and beverage sales and concessions; (v) fees from wagering at out-of-state locations on races run at the Track using export simulcasting; and
(vi) starting in 2001, management fees for the operation of truckstops and gaming assets owned by an affiliate of the Company's largest shareholder.

PROFIT  CENTER  ANALYSIS

     For the three months ended March 31, 2001 net loss decreased $59,000 compared to the corresponding period of the prior year. Net income at the Racing Centers decreased compared to the corresponding prior period by $154,000 for the three months ended March 31, 2001. Net loss for the Track and live racing operations decreased by $73,000, corporate overhead decreased by $107,000 and Colonial Holdings Management, Inc. (Colonial Management), a wholly owned subsidiary of the Company, generated $33,000 in net management fees for the three months ended March 31, 2001. An analysis of these changes is set forth below in reviews of the operations at the Racing Centers and the Track, respectively.

     Racing Centers. Revenues at the Racing Centers increased $386,000 for the three months ended March 31, 2001, compared to the corresponding period of the prior year. Direct expenses increased by $569,000 compared to the corresponding period of the prior year due primarily to a $277,000 increase in purse expense. The Company entered into a three year agreement with the Virginia Horsemen's Benevolent and Protective Association ("VaHBPA"), effective January 1, 1999, that set a minimum payment of $3.125 million for 1999 purses, with 25 days of live racing with average daily purses of no less than $125,000. Of the total $3.125 million guaranteed payments, $1.5 million was considered to be an advance of purse money due in years 2000 and 2001.

     In 2000, the Company paid 5 1/4% of the Handle generated on simulcast thoroughbred racing to the thoroughbred purse account and will continue to do so in 2001. In 2000, the VaHBPA repaid $750,000 of the advance plus interest thereon back to the Company, effectively reducing the Company's 2000 purse expense. Because of loan arrangements being made by the VaHBPA, the Company believes that the proposed purse expenditure for 2001 will exceed the Company's contractually required payments into the purse account. Accordingly, the Company anticipates that the remaining $750,000 due from the VaHBPA will not be repaid in 2001 and therefore will not effectively reduce the Company's 2001 purse expense. The purse expense will ultimately be reduced when the advance is repaid. Other expenses increased by $86,000 for the three months ended March 31, 2001, compared to the corresponding period of the prior year. As a result, net income at the Racing Centers decreased $154,000 for the three months ended March 31, 2001.

     Track. Net loss at the Track decreased by $73,000 for the three months ended March 31, 2001, compared to the corresponding periods of the prior year. Off season revenue at the Track increased $19,000 compared to the corresponding period of the prior year. Overhead and other costs associated with maintaining the Track facility decreased $54,000 for the three months ended March 31, 2001, compared to the corresponding period of the prior year.

     Corporate Overhead and Colonial Management. Increases in salaries, and consulting fees were offset by reductions in facilities expenses, professional fees, and administrative expenses, resulting in a net $107,000 decrease in corporate overhead for the three months ended March 31, 2001, compared to the corresponding period of the prior year. Colonial Management generated revenues of $100,000 and had $67,000 of related labor and travel expenses from managing truckstops in Louisiana for the three months ended March 31, 2001.

     Interest Expense, Net. Interest expense, net of interest income, was approximately the same for the three months ended March 31, 2001 as for the corresponding period of the prior year.

REVENUE  AND  EXPENSE  ANALYSIS

     The following table sets forth certain operating results as a percentage of total revenues for the periods indicated:

                                              (Percentage of Net Revenues)
                                                   Three Months Ended
                                                        March 31,
                                                     ---------------
                                                      2001    2000
                                                     ------  -------
Revenues:
          Pari-mutuel and simulcasting commissions    93.6%    94.6%
          Other                                        6.4%     5.4%
                                                     ------  -------
                    Total revenues                   100.0%   100.0%
Direct operating expenses:
          Purses, fees, and pari-mutuel taxes         43.2%    40.4%
          Simulcast and other direct expenses         34.4%    34.6%
                                                     ------  -------
                    Total direct operating expenses   77.6%    75.0%
Selling, general, and administrative expenses          9.7%    11.3%
Depreciation and amortization                          5.4%     6.2%
                                                     ------  -------
Earnings from operations                               7.3%     7.5%
Interest income (expense), net                       (9.0)%  (10.2)%
                                                     ------  -------
Net loss                                             (1.7)%   (2.7)%
                                                     ======  =======


     Net Earnings (Loss). Net loss for the three months ended March 31, 2001 was $127,000, compared to net loss of $187,000 for the corresponding period of the prior year.

     Total Revenues. Total revenues for the three months ended March 31, 2001 increased $505,000 (7.3%) from the corresponding period of the prior year. Compared to the first quarter of 2000, off season track revenues increased
$19,000. Revenues from the Racing Centers increased $386,000 for the three months ended March 31, 2001, compared to the corresponding period of the prior year. In January 2000, the Racing Centers were closed for two days because of snow and operated for several more days with limited simulcast signals due to the closure of several Northeastern tracks. Current year revenues have been adversely affected by passage of legislation in April 2000 requiring the Company to remit 30% of breakage revenue to horseman's benevolent associations. Prior to enactment of this law, the Company was entitled to retain all breakage.
Breakage revenue lost for the three months ended March 31, 2001 was approximately $41,000.

Direct Operating Expenses. As a percentage of revenues, direct operating expenses increased 2.6% for the three months ended March 31, 2001, from the corresponding period of the prior year. The increase in operating expenses is primarily due to an increase in purse expense. Purse expense was $285,000 higher for the three months ended March 31, 2001 compared to the corresponding period of the prior year. Other direct expenses were $177,000 higher the three months ended March 31, 2001, than for the corresponding periods of the prior year. The increase in other direct expenses correlated to the increase in Handle.

     Selling, General and Administrative Expenses (SG&A). As a percentage of revenues, SG&A decreased 1.6% from 11.3% to 9.7% for the three months ended March 31, 2001 from the corresponding period of the prior year. The decrease in SG&A as a percentage of revenues for the three months ended March 31, 2001 was due primarily to reductions in taxes and licenses, utilities, depreciation, amortization, professional and legal fees offset by increases in salaries, consulting and marketing expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since inception, the Company has incurred aggregate net losses of approximately $10.4 million and has a working capital deficit of $4.1 million at March 31, 2001. The Company's continued existence is dependent upon its ability to obtain adequate working capital to support its operations until they become profitable. The Company has been and continues to be largely dependent on the financial support of its principal stockholder, who through affiliated entities and related parties is the holder of $25.7 million of debt from the Company as of March 31, 2001. The Company is seeking continued financial support from this stockholder.

     Cash Flows. After adjusting the net loss of $127,000 for non-cash items such as depreciation and amortization, $274,000 in cash was provided. The decrease in accounts payable and other operating liabilities and the increases in accounts receivable and other assets and horsemen's deposits and purses provided $16,000 of cash resulting in net cash provided by operating activities of $290,000. Investing activities, consisting of capital expenditures and decreases in construction payables, utilized approximately $250,000 of cash. Financing activities provided approximately $119,000 of cash.

     EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. The Company's EBITDA for the first three months of 2001 and 2000 was substantially unchanged at approximately $942,000 and $946,000, respectively. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, and depreciation and amortization.

EFFECT  OF  INFLATION

     The impact of inflation on the Company's operations has not been significant in recent years. There can be no assurance, however, that a high rate of inflation in the future will not have an adverse effect on the Company's operating results.

SEASONALITY  AND  THE  EFFECT  OF  INCLEMENT  WEATHER

     Revenues and expenses relating to the Track may be higher during scheduled live racing than at other times of the year. In addition, weather conditions such as those produced by a hurricane (Hurricane Floyd struck the area in 1999), sometimes cause cancellation of outdoor horse races or curtail attendance, both of which reduce wagering. Attendance and wagering at both outdoor races and indoor Racing Centers also may be adversely affected by certain holidays and professional and college sports seasons as well as other recreational activities. Conversely, attendance and wagering may be favorably affected by special racing events which stimulate interest in horse racing, such as the Triple Crown races in May and June and the Breeders' Cup in November. As a result, the Company's revenues and net income may fluctuate from quarter to quarter. Given that a substantial portion of the Company's Track expenses are fixed, the loss of scheduled racing days could have a material adverse affect on the Company's profitability. The Company believes that simulcasting diminishes the effect of inclement weather on wagering.

GOING  PRIVATE  TRANSACTION

     On March 1, 2001, the Company announced that its Board of Directors received an offer from Jeffrey P. Jacobs, Chairman of the Board, Chief Executive Officer, and the Company's largest shareholder, to acquire the Company. Upon receipt of the offer, the Company formed a Special Committee to evaluate the proposal.

     Mr. Jacobs indirectly owns approximately 43.5% of the stock of the Company. He proposed a transaction to purchase all of the remaining shares for a cash price of $1.00 per share. U.S. Bancorp Libra, a division of U.S. Bancorp Investments, Inc., is acting as advisor to Mr. Jacobs. The Special Committee has employed independent legal counsel and a financial advisor to assist it in analyzing the offer and negotiating with Mr. Jacobs.

     Consummation of the transaction is subject to various conditions, including the negotiation and execution of definitive agreements, approval by the Company's Board of Directors and shareholders, the obtaining of various regulatory approvals, and Mr. Jacobs' ability to obtain financing necessary for the transaction. If a transaction with Mr. Jacobs occurs, it is anticipated that it would close in the third quarter of 2001.

MANAGEMENT  AGREEMENT  WITH  JALOU

     The Company's subsidiary, Colonial Holdings Management, Inc., has signed a management contract with Jalou, an affiliate of Mr. Jacobs, the Chairman and CEO of the Company, to manage two truckstops that Jalou recently acquired in Louisiana and to manage the rights to a portion of the gaming revenues from a third truckstop. Under the management contract, the Company oversees all aspects of the operations of the truckstops acquired. The management agreement calls for the Company to provide these services in return for a fee of 3% of the truckstops' revenue and 5% of the truckstops' EBITDA. Each truckstop offers fueling, convenience store and restaurant facilities as well as 50 video poker gaming devices.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Most of the Company's debt obligations at March 31, 2001 were either fixed rate obligations or variable rate obligations with its majority shareholder, which provide the Company various options in determining the rate of interest. Management therefore does not believe that the Company has any material market risk from its debt obligations.

PART  II.     OTHER  INFORMATION

ITEM  1.      LEGAL  PROCEEDINGS

     Mechanic  Lien  Litigation.    In  Baker  Roofing Company v. Colonial Downs
     --------------------------         ----------------------------------------
Holdings,  Inc.,  et  al.  (New  Kent  County Circuit Court Case No. CH98-76), a
------------------------
roofing subcontractor seeks payment of $137,790.10 and its subcontractor in turn seeks payment of $40,541.32 in NCI Building Components v. Baker Roofing Company,
                               -------------------------------------------------
et  al.  (New  Kent  County  Circuit  Court Case No. CH98-78).  An agreement was
------
reached  to  settle  these  claims  in  March  2001.

     Contract Dispute with AT&T. The Company was served on March 30, 2001 with a
     --------------------------
suit by AT&T Corp. alleging a breach of contract and a tariff violation. AT&T seeks recovery of $131,343.81, plus interest and costs of suit. The matter is pending in the Federal District Court for the Eastern District of Virginia (Richmond Division, Case No. 3:01CV187). The Company is vigorously contesting the claim.

ITEM  2.          CHANGES  IN  SECURITIES

                  None

ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES

                  None

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

                  None

ITEM  5.          OTHER  INFORMATION

                  None


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

                  A.  Reports on Form 8-K -  The  Company  filed Current Reports on Form 8-K during the three months
                                             ended  March  31,  2001 relating to
                                             the  resignation  of  a member from
                                             the  Board  of  Directors  and  the
                                             appointment  of  a  replacement and
                                             announcing  the  formation  of  a
                                             Special  Committee  of the Board of
                                             Directors  to  consider an offer by
                                             the  Chairman  of the Board and CEO
                                             of  the  Company  to  acquire  the
                                             Company.

                   B.  Management Agreement, dated as of February 7, 2001, among
                                             Jalou  L.L.C.,  Jalou  II  Inc. and
                                             Colonial  Holdings Management, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COLONIAL  HOLDINGS,  INC.

                                   By:  /s/  Ian  M.  Stewart
                                   ----------------------------------------
                                   Ian  M.  Stewart,  President
                                   and  Chief  Financial  Officer
                                   May  15,  2001