Form 10-Q
period 2001-06-30
COLONIAL DOWNS HOLDINGS INC
filed 2001-08-20
CIK 1027430

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the Quarterly Period ended June 30, 2001

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

   Number of Shares of Class A Common Stock outstanding as of August 10, 2001 -
                                    5,025,239
   Number of Shares of Class B Common Stock outstanding as of August 10, 2001 -
                                    2,242,500

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

                            COLONIAL HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         (Unaudited)
                                                           June 30,     December 31,
                        ASSETS                               2001           2000
                                                         ------------  --------------
Current assets:
  Cash and cash equivalents                              $     1,451   $       1,119
  Horsemen's deposits                                          2,612             602
  Accounts receivable                                            492             351
  Prepaid expenses and other assets                              644              97
                                                         ------------  --------------
    Total current assets                                       5,199           2,169
Property, plant and equipment
  Land and improvements                                       15,761          15,640
  Buildings and improvements                                  48,623          48,586
  Equipment, furnishings, and fixtures                         3,146           2,972
  Leasehold improvements                                       1,124           1,124
                                                         ------------  --------------
                                                              68,654          68,322
  Less accumulated depreciation                                6,197           5,433
                                                         ------------  -------------
    Property, plant and equipment, net                        62,457          62,889
Licensing costs, net of accumulated
 amortization of $361 and $337, respectively                     677             703
Other assets                                                      86              92
                                                         ------------  --------------
Total assets                                             $    68,419   $      65,853
                                                         ============  ==============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $     2,973   $       2,967
  Purses due horsemen                                          2,933             306
  Accrued liabilities and other                                1,028             740
  Accrued interest payable                                     1,693           1,349
 Current maturities of long-term debt                          1,069             936
 Current maturities of long-term debt - related parties        1,000               -
                                                         ------------  --------------
    Total current liabilities                                 10,696           6,298
Long-term debt                                                 1,015           1,160
Notes payable - related parties                               24,738          25,738
                                                         ------------  --------------
    Total liabilities                                         36,449          33,196

Commitments and contingencies

Stockholders' equity
  Class A, common stock, $0.01 par value; 12,000 shares
   authorized; 5,025 shares issued and outstanding                50              50
  Class B, common stock, $0.01 par value; 3,000 shares
   authorized; 2,242 shares issued and outstanding                23              23
  Additional paid-in capital                                  42,873          42,873
  Accumulated deficit                                        (10,976)        (10,289)
                                                         ------------  --------------
    Total stockholders' equity                                31,970          32,657
                                                         ------------  --------------
Total liabilities and stockholders' equity               $    68,419   $      65,853
                                                         ============  ==============

    The accompanying notes are an integral part of the financial statements.

                                      COLONIAL HOLDINGS, INC.
                                     STATEMENTS OF OPERATIONS
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        (Unaudited)             (Unaudited)
                                                    Three Months Ended         Six Months Ended
                                                          June 30,                 June 30,
                                                     2001         2000         2001         2000
                                                 -----------  -----------  -----------  -----------
Revenues
  Pari-mutuel and simulcasting commissions       $    6,678   $    6,610   $   13,607   $   13,133
  Other                                                 554          365        1,030          740
                                                 -----------  -----------  -----------  -----------
      Total revenues                                  7,232        6,975       14,637       13,873

Operating expenses
  Direct operating expenses
    Purses, fees, and pari-mutuel taxes               2,842        2,893        6,040        5,682
    Simulcast and other direct expenses               2,788        2,522        5,332        4,906
                                                 -----------  -----------  -----------  -----------
      Total direct operating expenses                 5,630        5,415       11,372       10,588

  Selling, general and administrative expenses          767          824        1,487        1,605
  Privatization and other non-recurring costs           328            -          328            -
  Depreciation and amortization                         389          425          790          849
                                                 -----------  -----------  -----------  -----------
      Total operating expenses                        7,114        6,664       13,977       13,042
                                                 -----------  -----------  -----------  -----------

Earnings (loss) from operations                         118          311          660          831
Interest expense, net                                  (678)        (639)      (1,347)      (1,346)
                                                 -----------  -----------  -----------  -----------
Loss before income taxes                               (560)        (328)        (687)        (515)
Provision for (benefit from) income taxes                 -            -            -            -
                                                 -----------  -----------  -----------  -----------
          Net loss                               $     (560)  $     (328)  $     (687)  $     (515)
                                                 ===========  ===========  ===========  ===========

Earnings (loss) per share data:
  Basic and diluted loss per share               $    (0.08)  $    (0.05)  $    (0.09)  $    (0.07)
  Weighted average number of shares outstanding       7,267        7,267        7,267        7,267

    The accompanying notes are an integral part of the financial statements.

                                 COLONIAL HOLDINGS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)


                                                                          (Unaudited)
                                                                        Six Months Ended
                                                                           June 30,
                                                                         2001     2000
                                                                        -------  -------
OPERATING ACTIVITIES:
Net loss                                                                $ (687)  $ (515)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                                            790      849
Changes in operating assets and liabilities:

  Increase in accounts receivable and other assets                        (681)    (298)
 Increase (decrease) in trade accounts payable and accrued liabilities     678     (136)
  Increase in horsemen's deposits net of purses due horsemen               616    1,379
                                                                        -------  -------
Net cash provided by operating activities                                  716    1,279
                                                                        -------  -------

INVESTING ACTIVITIES:
  Capital expenditures, net of disposals                                  (332)     (89)
  Decrease in construction payables                                        (40)    (143)
                                                                        -------  -------
Net cash used in investing activities                                     (372)    (232)
                                                                        -------  -------

FINANCING ACTIVITIES:
  Proceeds from long-term debt, capital leases, and other                  422      265
  Payments on long-term debt and capital leases                           (434)    (542)
                                                                        -------  -------
Net cash provided by (used in) financing activities                        (12)    (277)
                                                                        -------  -------
        Net increase in cash and cash equivalents                          332      770
Cash and cash equivalents, beginning of period                           1,119    1,313
                                                                        -------  -------
Cash and cash equivalents, end of period                                $1,451   $2,083
                                                                        =======  =======

    The accompanying notes are an integral part of the financial statements.

                             COLONIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 3, 2001.

     In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and its cash flows for the respective three and six month periods ended June 30, 2001 and 2000. Interim results for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2001.

     Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities (which can consist of stock options and warrants) that could share in earnings of an entity.

     Certain reclassifications have been made in the prior period's financial statements in order to conform to the June 30, 2001 presentation.

2.   LONG-TERM  DEBT  AND  NOTES  PAYABLE-RELATED  PARTIES

     Long-Term Debt and Notes Payable-Related Parties consisted of the following:

                                                               June 30,     December 31,
                                                                 2001           2000
                                                             -------------  -------------
Credit facility payable to CD Entertainment, Ltd., maturing
June 2005, with monthly interest payments at 9.96% and
principal payments of $1 million each due June 30, 2002,
2003 and 2004, with all unpaid principal and interest due
2005, collateralized by substantially all assets of
the Company                                                  $  25,737,937  $  25,737,937

                             COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.   LONG-TERM DEBT AND NOTES PAYABLE-RELATED PARTIES  -  (CONTINUED)

                                                                   June 30,    December 31,
                                                                     2001          2000
                                                                  -----------  -------------
Note payable to Maryland Jockey Club, maturing December
2005, bearing interest at a rate of 7.75% payable quarterly for the first two years and equal installments of principal plus interest to be paid quarterly over the remaining five year
term of the note, beginning in the first quarter of 2001            1,377,500      1,450,000

Note payable to Maryland Jockey Club, bearing interest at
the prime rate (6.75% at June 30, 2001), payable in two
equal installments during the years 2000 and 2001                     300,308        300,308

Note payable to a bank, maturing October 2001, bearing
interest at prime plus 1.0% (7.75% at June 30, 2001),
with monthly principal payment of $15,000, collateralized
by certain fixed assets                                               210,000        300,000

Notes payable to an insurance company, maturing in 2001,
bearing interest at 7.52%                                             196,487         45,398

                                                                  -----------  -------------
                                                                   27,822,232     27,833,643
Less current maturities                                             1,069,295        935,706
Current maturities - related parties                                1,000,000              -
                                                                  -----------  -------------
                                                                   25,752,937     26,897,937
Less long-term debt - related parties                              24,737,937     25,737,937
                                                                  -----------  -------------
Long-term debt                                                    $ 1,015,000  $   1,160,000
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

PROPOSED  PRIVATIZATION

     On June 11, 2001, the Company announced the execution of a merger agreement. Pursuant to the merger agreement, Gameco, Inc., an entity owned and controlled by Jeffrey P. Jacobs, Chairman of the Board and Chief Executive Officer of the Company, has agreed to pay $1.10 per share, in cash, for each share of common stock of the Company not currently owned by Mr. Jacobs or his affiliates and the Company will become a wholly-owned subsidiary of Gameco. Consummation of the transaction is subject to various conditions, including, among other things, the approval by the Company's stockholders and the obtaining of various regulatory approvals. In an order dated July 31, 2001, the Virginia Racing Commission approved the acquisition by Gameco of more than a five percent (5%) interest in the entities licensed by the Commission. The Commission's approval is not a recommendation regarding shareholder approval or disapproval of the proposed merger.

     Consummation of the transaction remains subject to other conditions, including approval by Colonial Holdings' shareholders. Shareholders will be asked to vote on the merger agreement after a proxy statement has been filed with and been cleared by the Securities and Exchange Commission. If the merger is consummated, the registrant will become a wholly owned subsidiary of Gameco, and will cease to be a public company. Gameco is an entity controlled by Jeffrey
P. Jacobs, Chairman of the Board and Chief Executive Officer of the Company. If approved by the shareholders, the Company anticipates completing the transaction in the fourth calendar quarter of 2001.

PROFIT  CENTER  ANALYSIS

     For the three and six months ended June 30, 2001, net loss was $560,000 and $687,000, respectively, compared to net loss of $328,000 and $515,000 for the corresponding periods of the prior year. Net income at the Racing Centers increased by $191,000 and $37,000, respectively, compared to the corresponding three and six month periods of the prior year. Net loss for the Track and live racing operations increased by $173,000 and $100,000, respectively, and corporate overhead, including Colonial Holdings Management, Inc. ("Colonial Management"), a wholly owned subsidiary of the Company, increased by $250,000 and $109,000, respectively, for the three and six months ended June 30, 2001 compared to the corresponding periods of the prior year. For the three and six months ended June 30, 2001 Colonial Management generated $81,000 and $114,000, respectively, in net management fees. An analysis of these changes is set forth below in reviews of the operations at the Racing Centers and the Track, respectively.

     Racing  Centers

     Revenues at the Racing Centers increased $71,000 and $457,000 for the three and six months, respectively, ended June 30, 2001, compared to the corresponding periods of the prior year. These results reflect an increase in amounts wagered ("handle") for the six months ended June 30, 2001 and a slight increase in average pari-mutuel commission rates payable to the Company for its export simulcasts. Direct expenses decreased by $45,000 and increased by $410,000 for the three and six months, respectively, ended June 30, 2001 compared to the corresponding periods of the prior year. The change in these expenses is directly correlated with the decreases and increases in handle during the three and six month periods ended June 30, 2001 and reflect the proportional commissions payable to other racetracks for import simulcasts.

     The Company entered into a three year agreement with the Virginia Horsemen's Benevolent and Protective Association ("VaHBPA"), effective January 1, 1999, that set a minimum payment of $3.125 million for 1999 purses, with 25 days of live racing with average daily purses of no less than $125,000. Of the total $3.125 million guaranteed payments, $1.5 million was considered to be an advance of purse money due in years 2000 and 2001. In 2000, the Company contributed 5 1/4% of the Handle generated on simulcast thoroughbred racing to the thoroughbred purse account and will do so in 2001 as well. In 2000, the purse account repaid $750,000 of the advance plus interest thereon back to the Company, effectively reducing the Company's 2000 purse expense. As a result of an increase in purse expenditures for the 2001 thoroughbred meet, the Company believes that its contractually required payments into the purse account will not exceed the purse expenditure for 2001 by enough to facilitate repayment of the entire remaining $750,00. The Company anticipates that approximately $500,000 of the remaining $750,000 due from the purse account will be repaid in 2001. Accordingly, an adjustment has been made to effectively reduce purse expense for the six months ended June 30, 2001 by $250,000. The remaining unpaid balance of the advance will reduce purse expense when considered collectible. Other expenses decreased by $75,000 and increased by $10,000, respectively, for the three and six months ended June 30, 2001, compared to the corresponding period of the prior year. As a result, net income at the Racing Centers increased by $191,000 and $37,000, respectively, compared to the corresponding three and six month periods of the prior year.

     Track

     Losses at the Track increased by $173,000 and $100,000 for the three and six months, respectively, ended June 30, 2001, compared to the corresponding periods of the prior year. The Company incurred expenses in the second quarter for the 2001 thoroughbred meet which commenced July 3 and ended August 7, 2001. Off season revenue at the Track increased $27,000 and $47,000, respectively, compared to the corresponding period of the prior year. The increase in revenue is the result of efforts to expand the uses of the track facility during periods when there is no live racing. Overhead and other costs associated with maintaining the Track facility decreased $39,000 and $92,000, respectively, for the three and six months ended June 30, 2001, compared to the corresponding period of the prior year. Marketing and other expenses related to the 2001 thoroughbred meet which opened July 3, 2001 were $239,000.

     Corporate  Overhead  and  Colonial  Management

     For the three and six months ended June 30, 2001, corporate overhead increased by $331,000 and $223,000, respectively, compared to the corresponding periods of the prior year. The increase in corporate overhead is due primarily to legal, accounting and consulting costs of $328,000 resulting from the proposed merger by Gameco, Inc., an affiliate of Jeffrey P. Jacobs, the Company's largest shareholder and CEO and Chairman of the Board, with the Company. For the three and six months ended June 30, 2001, Colonial Management generated revenues of $158,000 and $258,000, respectively, and had $77,000 and $144,000, respectively, of related labor and travel expenses from managing truckstops in Louisiana.

     Net  Interest  Expense

     Interest expense, net of interest income, was approximately the same for the three and six months ended June 30, 2001 as for the corresponding periods of the prior year.

REVENUE  AND  EXPENSE  ANALYSIS

     The following table sets forth certain operating results as a percentage of total revenues for the periods indicated:

                                                           (Percentage of Net Revenues)
                                                      Three Months Ended     Six Months Ended
                                                            June 30,            June 30,
                                                     --------------------  --------------------
                                                        2001       2000       2001       2000
                                                     ---------  ---------  ---------  ---------
Revenues:
     Pari-mutuel and simulcasting commissions            92.3%      94.8%      93.0%      94.7%
     Other                                                7.7%       5.2%       7.0%       5.3%
                                                     ---------  ---------  ---------  ---------
           Total revenues                               100.0%     100.0%     100.0%     100.0%

Direct operating expenses:
     Purses, fees, and pari-mutuel taxes                 39.3%      41.5%      41.3%      41.0%
     Simulcast and other direct expenses                 38.6%      36.2%      36.4%      35.4%
                                                     ---------  ---------  ---------  ---------
           Total direct operating expenses               77.9%      77.7%      77.7%      76.4%
Selling, general, and administrative expenses            15.1%      11.8%      12.4%      11.6%
Depreciation and amortization                             5.4%       6.1%       5.4%       6.1%
                                                     ---------  ---------  ---------  ---------
Earnings (loss) from operations                           1.6%       4.4%       4.5%       5.9%
Interest income (expense), net                           (9.4)%     (9.2)%     (9.2)%     (9.7)%
                                                     ---------  ---------  ---------  ---------
Loss before taxes                                        (7.8)%     (4.8)%     (4.7)%     (3.8)%

     Total Revenues. Total revenues for the three and six months ended June 30, 2001 increased $257,000 (3.7%) and $764,000 (5.5%), respectively, from the corresponding periods of the prior year. Compared to the corresponding three and six months ended June 30, 2000, off season track revenues increased $28,000 and $47,000, respectively. Revenues from the Racing Centers increased $71,000 and $457,000 for the three and six months, respectively, ended June 30, 2001, compared to the corresponding periods of the prior year. The increase for the six-month period is due, in part, from the Racing Centers' closure for two days in January 2000 because of snow and limited operations for several more days with limited simulcast signals due to the closure of several Northeastern tracks. Colonial Management revenue was $158,000 and $258,000 for the three- and six-month periods, respectively, ended June 30, 2001.

     Direct Operating Expenses. As a percentage of revenues, direct operating expenses increased .2% and 1.4%, respectively, for the three and six months ended June 30, 2001, from the corresponding period of the prior year. As a result of the adjustment to purse expense discussed in Profit Center Analysis, purse expense decreased $69,000 for the three months ended June 30, 2001 compared to the corresponding period of the previous year. Purse expense was $216,000 higher for the six months ended June 30, 2001 compared to the corresponding period of the prior year due to the increase in handle. Fees, pari-mutuel taxes, simulcast and other direct expenses increased $284,000 and $568,000 for the three and six months, respectively, ended March 31, 2001, compared to the corresponding periods of the prior year. The increase in other direct expenses correlated to the increase in handle.

     Selling, General and Administrative Expenses (SG&A). As a percentage of revenues, SG&A increased 3.3% from 11.8% to 15.1% for the three months ended
June 30, 2001 and increased .8% from 11.6% to 12.4% for the six months ended June 30, 2001 from the corresponding periods of the prior year. The increase in SG&A is due to the increase in advertising due to the timing of the 2001 live thoroughbred meet and the costs associated with the proposed merger offset by reductions in regular legal expenses.

     Net Earnings (Loss). Net loss for the three and six months ended June 30, 2001 was $560,000 and $687,000, respectively, compared to net loss of $328,000 and $515,000 for the corresponding periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has incurred aggregate net losses of approximately $11.0 million and has a working capital deficit of $5.5 million at June 30, 2001. The Company's continued existence is dependent upon its ability to obtain adequate working capital to support its operations until they become profitable. The Company has been and continues to be largely dependent on the financial support of its principal stockholder, who through affiliated entities and related parties is the holder of $25.7 million of debt from the Company as of June 30, 2001. In conjunction with the merger agreement with Gameco, the Company's principal shareholder has agreed to provide Colonial up to $1.0 million in working capital through December 31, 2001, a minimum of $600,000 of which must be in cash, and the balance of which may be in the form of forgiveness of fees and expenses payable to Mr. Jacobs and his affiliates.

     Cash Flows. After adjusting the net loss of $687,000 for the six months ended June 30, 2001 for non-cash items such as depreciation and amortization, $103,000 in cash was provided. The increase in accounts payable and other operating liabilities provided $678,000 of cash. This was offset by the increases in accounts receivable and other assets which used $681,000. The increase in purses due to horsemen in excess of amounts funded resulting from the adoption of a provision in the thoroughbred horsemen's agreement that allows the Company to contribute less than 5 % of handle early in the year and more than 5 % later in the year, for an aggregate annual contribution of 5 % of the thoroughbred handle. This provided $616,000 of cash. As a result, total cash provided by operating activities was $716,000. Investing activities, consisting of capital expenditures and decreases in construction payables, utilized approximately $372,000 of cash. Financing activities used approximately $12,000 of cash. Total cash and cash equivalents increased by $.3 million for the six months ended June 30, 2001 to $1.4 million.

     EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. The Company's EBITDA for the first six months of 2001 and 2000 was approximately $1,450,000 and $1,680,000, respectively. The decrease in EBITDA is primarily due to lower earnings from operations due to changes in revenues, operating expenses and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, and depreciation and amortization.

EFFECT OF INFLATION

     The impact of inflation on the Company's operations has not been significant in recent years. There can be no assurance, however, that a high rate of inflation in the future will not have an adverse effect on the Company's operating results.

SEASONALITY AND THE EFFECT OF INCLEMENT WEATHER

     Revenues and expenses relating to the Track may be higher during scheduled live racing than at other times of the year. In addition, weather conditions such as those produced by a hurricane (Hurricane Floyd struck the area in 1999) sometimes cause cancellation of outdoor horse races or curtail attendance, both of which reduce wagering. Attendance and wagering at both outdoor races and indoor Racing Centers also may be adversely affected by certain holidays and professional and college sports seasons as well as other recreational activities. Conversely, attendance and wagering may be favorably affected by special racing events which stimulate interest in horse racing, such as the Triple Crown races in May and June and the Breeders' Cup in November. As a result, the Company's revenues and net income may fluctuate from quarter to quarter. Given that a substantial portion of the Company's Track expenses are fixed, the loss of scheduled thoroughbred racing days could have a material adverse affect on the Company's profitability. The Company believes that simulcasting diminishes the effect of inclement weather on wagering.

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     SFAS 141 and 142 are not expected to have a material impact on the Company's financial statements.

FORWARD LOOKING INFORMATION

     This Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the Company's plans and objectives for future operations, including plans and objectives relating to the Company's operations and future economic performance, and the Company plans with respect to a proposed merger described herein. The statements contained in this report which are not historical facts, including, but not limited to, statements found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, are forward looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward looking statements in this report could differ materially from those contemplated by such forward looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the report, including without limitations the portions of such statements under the caption referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements. Such risks include but are not limited to acts by parties outside the control of the Company, including the Maryland Jockey Club, horsemen associations, the Virginia Racing Commission, political trends, the effects of adverse general economic conditions, the approval of future Racing Centers by referenda and/or the Commission, governmental regulation, and the proposed merger.

ITEM 3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

          Most of the Company's debt obligations at June 30, 2001 were either fixed rate obligations or variable rate obligations with its majority shareholder, which provide the Company various options in determining the rate of interest. Management therefore does not believe that the Company has any material market risk from its debt obligations.

PART II.  OTHER  INFORMATION

ITEM 1.   LEGAL  PROCEEDINGS

          Contract  Dispute  with AT&T. The Company was served on March 30, 2001
          -----------------------------
with a suit by AT&T Corp. alleging a breach of contract and a tariff violation. AT&T seeks recovery of $131,343.81, plus interest and costs of suit. The matter is pending in the Federal District Court for the Eastern District of Virginia (Richmond Division, Case No. 3:01CV187). The Company is vigorously contesting the claim.

          Gregory. The Company was served on June 6, 2001 as a party to a lawsuit by a trainer, George E. Gregory, Jr., who was injured during the Colonial Downs 2000 thoroughbred meet while being assisted by an outrider. Mr. Gregory seeks $250,000, costs, expenses and attorney fees. The matter is pending in Circuit Court of the County of New Kent (Case No. 127CL00000051). The Company's insurance carrier is vigorously contesting the claim.

ITEM 2.   CHANGES  IN  SECURITIES

          None

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES

          None

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None

ITEM 5.   OTHER  INFORMATION

          None

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

          A.   Reports  on Form 8-K  -  The  Company  filed a Current Reports on
                                        Form  8-K  during the three months ended
                                        June 30, 2001 reporting the execution of a merger agreement with Gameco.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COLONIAL  HOLDINGS,  INC.

                                   By:  /s/  Ian  M.  Stewart
                                   ----------------------------
                                   Ian  M.  Stewart, President
                                   and Chief Financial Officer
                                   August 20,  2001