Form 10-K/A
period 2000-12-31
COLONIAL HOLDINGS INC
filed 2001-09-12
CIK 1027430

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          AMENDMENT NO. 1 TO FORM 10-K


 [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the Fiscal Year ended December 31, 2000

    [_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

          Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class on Which Registered          Name of Each Exchange
Class A Common Stock, par value $0.01            Over the counter bulletin board
per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes[_] No[X]

  Number of Shares of Class A Common Stock outstanding as of March 27, 2001 -
                                   5,025,239
  Number of Shares of Class B Common Stock outstanding as of March 27, 2001 -
                                   2,242,500

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                     PART I

Item 1.   Business

General

          This Amendment No. 1 to Form 10-K is submitted for the sole purpose of providing the signature of the Chief Financial Officer of Colonial Holdings, Inc. which was inadvertently omitted in the original filing. The Amendment to Form 10-K is identical in all other respects.


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

Item 2.   Properties

          Information regarding the Company's facilities as of December 31, 2000 is as follows:
                                                                      Size
         Location                  Use                Leased/Owned  (Sq. Ft.)
         --------                  ---                ------------  ---------

Colonial Downs Racetrack
------------------------
New Kent, VA (1)            Race Track and                Owned      152,000
                            Administrative Offices

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

Item 3.   Legal Proceedings

          Mechanic's Lien Litigation. In connection with the construction of the Racetrack, there remained two unresolved mechanic's lien litigation matters as of December 31, 2000. In Baker Roofing Company v. Colonial Downs Holdings,
                             -------------------------------------------------
Inc., et al (New Kent County Cir. Ct. Case No. CH98-76), a roofing contractor
-----------
sought payments of approximately $137,800 and its contractor, in turn, sought payment of approximately $40,500 in NCI Building Components v. Baker Roofing
                                    ----------------------------------------
Company, et al (New Kent County Cir. Ct. Case No. CH98-78).  The Company
--------------
contested these matters vigorously and ultimately settled these matters in March 2001 for not materially more than previously accrued.

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

                     2000 - By Quarter                 1999 - By Quarter
               -----------------------------     -----------------------------
                1ST     2ND     3RD     4TH       1ST     2ND     3RD     4TH
                ---     ---     ---     ---       ---     ---     ---     ---

High Bid       $1.56   $1.22   $0.97   $0.53     $1.69   $2.56   $2.63   $1.50
Low Bid        $0.75   $0.75   $0.38   $0.16     $0.63   $1.38   $1.00   $0.81

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

          The following table sets forth certain operating results as a percentage of total revenues for the periods indicated:

                                              (Percentage of Net Revenues)
                                                Years Ended December 31,
                                              ----------------------------
                                                2000     1999       1998
                                              --------  ------    --------
Revenues:
    Pari-mutuel and simulcasting commissions    93.7%     93.0%     90.8%
    Other                                        6.3%      7.0%      9.2%
                                              --------  ------    --------
        Total revenues                         100.0%    100.0%    100.0%
Direct operating expenses:
    Purses, fees, and pari-mutuel taxes         40.3%     32.6%     39.1%
    Simulcast and other direct expenses         40.9%     38.9%     46.8%
                                              --------  ------    --------
        Total direct operating expenses         81.2%     71.5%     85.9%
Selling, general, and administrative expenses   13.6%     16.4%     20.9%
Depreciation and amortization                    5.8%      6.3%      5.4%
                                              --------  ------    --------
Income (loss) from operations                  (0.6)%      5.8%   (12.2)%
Interest expense, net                          (9.2)%    (9.7)%    (6.0)%
                                              --------  ------    --------
Earnings (loss) before taxes                   (9.8)%    (3.9)%   (18.2)%
                                              ========  =======   ========

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

          Jacobs proposed price per share of $1.00 was approximately four times the closing price of the Company's registered common stock on February 27, 2001, as stated on the NASDAQ OTC Market (which closing price was $0.24 per share). The final price will be based on negotiations with the Special Committee, and will be payable in cash. The Special Committee intends to employ independent legal counsel and a financial advisor to assist it in analyzing the offer and negotiating with Mr. Jacobs.

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

New Accounting Standards

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company's adoption of SFAS 133, 137 and 138 is not expected to have a material impact on its financial position or results of operations.

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

          In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, , an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of applying APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000.

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

Item 8.   Financial Statements and Supplementary Data

                         Index to Financial Statements

                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants                         17

Consolidated Balance Sheets at year end 2000 and 1999                      18

Consolidated Statements of Operations for years 2000, 1999 and 1998        19

Consolidated Statements of Changes in Stockholders' Equity for years
 2000, 1999 and 1998                                                       20

Consolidated Statements of Cash Flows for years 2000, 1999 and 1998        21

Notes to Consolidated Financial Statements                                 22-36

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

The Company has been and continues to be largely dependent on the financial support of it's principal stockholder, who through an affiliated entity is the holder of $25.7 million of debt from the Company as of December 31, 2000. In addition, on March 1, 2001, the Company's Board of Director's received an offer from its principal stockholder, who beneficially owns approximately 43% of the Company's outstanding shares, to acquire all of the remaining shares for a cash price of $1.00 per share. The Company has formed a special committee to evaluate the proposal.


                                           /s/ BDO Seidman, LLP

Richmond, Virginia
March 23, 2001

                            COLONIAL HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Per Share Data)

                                                                        December 31,   December 31,
                                                                           2000           1999
                                                                        ------------   ------------
                       ASSETS
Current assets:
 Cash and cash equivalents                                                  $  1,119        $ 1,313
 Horsemen's deposits                                                             602            659
 Accounts receivable                                                             351            253
 Prepaid expenses and other assets                                                97            114
                                                                        ------------   ------------
     Total current assets                                                      2,169          2,339

Property, plant and equipment
 Land and improvements                                                        15,640         15,554
 Buildings and improvements                                                   48,586         48,472
 Equipment, furnishings, and fixtures                                          2,972          2,853
 Leasehold improvements                                                        1,124          1,124
                                                                        ------------   ------------
                                                                              68,322         68,003
 Less accumulated depreciation and amortization                                5,433          3,817
                                                                        ------------   ------------
     Property, plant and equipment, net                                       62,889         64,186
Licensing costs, net of accumulated amortization of $337
and $311, respectively                                                           703            729
Other assets                                                                      92            151
                                                                        ------------   ------------
     Total assets                                                           $ 65,853        $67,405
                                                                        ============   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                           $  2,967        $ 2,764
 Purses due horsemen                                                             306            182
 Accrued liabilities and other                                                 2,089          1,184
 Current maturities of long-term debt, and capital lease obligations             936         15,974
 Current maturities of long-term debt - related parties                            -          8,800
                                                                        ------------   ------------
     Total current liabilities                                                 6,298         28,904
Long-term debt and capital lease obligations                                   1,160          1,750
Notes payable - related parties                                               25,738          1,225
                                                                        ------------   ------------
     Total liabilities                                                        33,196         31,879

Commitments and contingencies

Stockholders' equity
 Class A, common stock, $0.01 par value; 12,000 shares authorized;
  5,025 shares issued and outstanding                                             50             50
 Class B, common stock, $0.01 par value; 3,000 shares authorized;
  2,242 shares issued and outstanding                                             23             23
 Additional paid-in capital                                                   42,873         42,873
 Accumulated deficit                                                         (10,289)        (7,420)
                                                                        ------------   ------------
     Total stockholders' equity                                               32,657         35,526
                                                                        ------------   ------------
     Total liabilities and stockholders' equity                             $ 65,853        $67,405
                                                                        ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                            COLONIAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)

                                                     Years Ended December 31,
                                                  -----------------------------
                                                    2000      1999      1998
                                                  -------- --------- ----------
Revenues
 Pari-mutuel and simulcasting commissions         $27,366   $27,285   $26,737
 Other                                              1,836     2,066     2,710
                                                  -------- --------- ----------
     Total revenues                                29,202    29,351    29,447

Operating expenses
 Direct operating expenses
     Purses, fees, and pari-mutuel taxes           11,767     9,564    11,509
     Simulcast and other direct expenses           11,936    11,418    13,791
                                                  -------- --------- ----------
       Total direct operating expenses             23,703    20,982    25,300

 Selling, general, and administrative expenses      3,969     4,829     6,142
 Depreciation and amortization                      1,696     1,839     1,602
                                                  -------- --------- ----------
     Total operating expenses                      29,368    27,650    33,044
                                                  -------- --------- ----------

Income (loss) from operations                        (166)    1,701    (3,597)
Interest expense                                   (2,826)   (2,905)   (1,825)
Interest income                                       123        65        50
                                                  -------- --------- ----------
 Loss before income taxes                          (2,869)   (1,139)   (5,372)
Provision for (benefit from) income taxes               -         -       (84)
                                                  -------- --------- ----------
          Net Loss                                $(2,869)  $(1,139)  $(5,288)
                                                  ======== ========= ==========

Loss per share data:
 Basic and diluted loss per share                 $ (0.39)  $ (0.16)  $ (0.73)
 Weighted average number of shares outstanding      7,267     7,260     7,250

   The accompanying notes are an integral part of the consolidated financial statements.

                            COLONIAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In Thousands)

                                    Common Stock
                           -------------------------------  Additional                     Total
                              Class A          Class B       Paid-In     Accumulated    Stockholders'
                           Shares  Amount  Shares   Amount   Capital      (Deficit)        Equity
                           ------  ------  -------  ------  ----------  --------------  ------------
Balance at December 31,
 1997                       5,000     $50   2,250      $23     $37,842       $   (993)      $36,922
 Conversion of Class B          8       -      (8)       -           -              -             -
 Land contribution              -       -       -        -       5,000              -         5,000
 Net loss                       -       -       -        -           -         (5,288)       (5,288)
                           ------  ------  -------  ------  ----------  --------------  ------------
Balance at December 31,
 1998                       5,008      50   2,242       23      42,842         (6,281)       36,634
Stock in lieu of
 directors' fees               17       -       -        -          31              -            31
Net loss                        -       -       -        -           -         (1,139)       (1,139)
                           ------  ------  -------  ------  ----------  --------------  ------------
Balance at December 31,
 1999                       5,025      50   2,242       23      42,873         (7,420)       35,526
Net loss                        -       -       -        -           -         (2,869)       (2,869)
                           ------  ------  -------  ------  ----------  --------------  ------------
Balance at December 31,
 2000                       5,025     $50   2,242      $23     $42,873       $(10,289)      $32,657
                           ======  ======  ======   ======  ==========  ==============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                            COLONIAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                 Years Ended
                                                                 ------------------------------------------
                                                                 December 31,   December 31,   December 31,
                                                                    2000           1999            1998
                                                                 ------------   ------------   ------------
Operating Activities
Net loss                                                          $ (2,869)       $(1,139)       $(5,288)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
 Depreciation and amortization                                       1,696          1,680          1,602
 Amortization of finance costs                                          28            159
 Deferred income taxes and other                                         1             31            (78)
Changes in operating assets and liabilities:
 Decrease (increase) in accounts receivable and other assets           (23)            44            470
 Increase (decrease) in trade accounts payable and
   accrued liabilities                                               1,107            342            (51)
 Decrease (increase) in horsemen's deposits and purses                 181           (485)         1,056
                                                                 ------------   ------------   ------------
Net cash provided by (used in) operating activities               $    121        $   632        $(2,289)
                                                                 ------------   ------------   ------------

Investing activities:
 Capital expenditures                                                 (399)          (500)        (5,884)
 Decrease in construction payables                                  (1,850)        (1,046)             -
                                                                 ------------   ------------   ------------
Net cash used in investing activities                               (2,249)        (1,546)        (5,884)
                                                                 ------------   ------------   ------------
Financing activities:
 Proceeds from long-term debt and capital leases                    25,932          2,375          6,398
 Payments on long-term debt and capital leases                     (23,998)        (1,303)          (418)
                                                                 ------------   ------------   ------------
Net cash provided by financing activities                            1,934          1,072          5,980
                                                                 ------------   ------------   ------------
    Net change in cash and cash equivalents                           (194)           158         (2,193)
Cash and cash equivalents, beginning of year                         1,313          1,155          3,348
                                                                 ------------   ------------   ------------
Cash and cash equivalents, end of year                            $  1,119        $ 1,313        $ 1,155
                                                                 ============   ============   ============

Supplemental Cash Flow Information:
 Supplemental disclosure of noncash investing and
  financing activities
     Land contribution                                            $      -        $     -        $ 5,000
 Cash paid for interest                                              2,320          2,083          1,915
 Conversion of accounts payable to long-term debt                        -          2,485          1,450

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

                            COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.   Description of Business and Significant Accounting Policies - (Continued)

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the adoption of SFAS 133, 137 and 138 is not expected to have an impact on the Company's financial position or results of operations.

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

          In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, , an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of applying APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000.

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

2.   Management and Consulting Agreement

     The Company entered into a Management and Consulting Agreement (the "Agreement") with Maryland-Virginia Racing Circuit, Inc., an affiliate of the Maryland Jockey Club ("MJC"), to provide experienced management for the Track and Racing Centers and to create a Virginia-Maryland thoroughbred racing circuit. Under the Agreement, Maryland Jockey Club agreed to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during the Company's live thoroughbred meets. Parties to the Agreement also agreed to exchange simulcast signals for their live meets at no cost to either party. An amendment to the Agreement (the "Amended Agreement") was signed by both parties on January 15, 1999, which restructured among other terms MJC's responsibilities as manager and the management fee paid to MJC. Effective July 1, 1999, MJC became responsible for the Company's Racing Centers as well as the live standardbred and thoroughbred meets. MJC no longer is
                            COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.   Management and Consulting Agreement- (Continued)

reimbursed for expenses incurred while acting as manager of these operations. Under the Amended Agreement, the management fees were reduced from 2% of amounts wagered at the Company's facilities (other than on live standardbred meets conducted at the Track), to 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia excluding certain conditions specified in the Amended Agreement ("Handle") and 2.0% of all amounts wagered in excess of $75 million per calendar year. Management fees relating to the Company's new Racing Centers will be either 2% or 3.25% of Handle depending upon their location and the amount of Handle.

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

4.   Long-Term Debt, Notes Payable-Related Parties, and Capital Leases

     Long-Term Debt, Notes Payable-Related Parties, and Capital Leases, consisted of the following:

                                                 December 31,  December 31,
                                                     2000          1999
                                                 ------------  ------------

Credit facility payable to CD Entertainment, Ltd., maturing June 2005, with monthly interest payments at LIBOR plus three percent (approximately 9.96% at December 31, 2000) and principal payments of $1 million each due June 30, 2002, 2003 and 2004, with all unpaid principal and interest due

2005, collateralized by substantially all assets of
the Company                                           $ 25,737,937     $     -

                            COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.   Long-Term Debt, Notes Payable-Related Parties, And Capital Leases -
(Continued)

                                                                   December 31,  December 31,
                                                                       2000          1999
                                                                   ------------  ------------


Note payable to Maryland Jockey Club, maturing December
2005, bearing interest at a rate of 7.75% payable quarterly for the first two years and equal installments of interest and
principal to be paid quarterly over the remaining five year
term of the note, beginning in the first quarter of 2001              1,450,000     1,450,000

Note payable to Maryland Jockey Club, bearing interest at
the prime rate (9.5% at December 31, 2000), payable in two
equal installments during the years 2000 and 2001                       300,308       600,000

Note payable to a bank, maturing October 2001, bearing
interest at prime plus 1.0% (10.5% at December 31, 2000),
with monthly principal payment of $15,000, collateralized
by certain fixed assets                                                 300,000       480,000

Notes payable to an insurance company, maturing January 2001, and April 2001, bearing interest at 8.70% and 7.52%,
respectively                                                             45,398             -

Note payable to a bank maturing June 2000, bearing
interest at a variable rate, collateralized by
substantially all assets, except the Racing Centers,
of the Company and guaranteed by certain
shareholders and related parties                                              -    10,000,000

Note payable under the revolving credit facility with a bank, bearing interest at a variable rate, due June 30, 2000,
collateralized by substantially all assets,
except the Racing Centers, of the Company and
guaranteed by certain shareholders and related parties                        -     5,000,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing September 2000, with interest payable quarterly at a rate of 7.25%, collateralized by a second deed of
trust on the racetrack facility                                               -     5,500,000

Convertible subordinated note payable to CD Entertainment,
Ltd., maturing August 2000, with an interest rate of 8.5%,
collateralized by the Hampton Racing Center                                   -     1,000,000

Note payable to Norglass, Inc. maturing September 24, 2000,
monthly interest payment at a rate of 6% until maturity                       -     1,850,000

                            COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.   Long-Term Debt, Notes Payable-Related Parties, And Capital Leases -
(Continued)

                                                                 December 31,  December 31,
                                                                     2000          1999
                                                                 ------------  ------------

Note payable to CD Entertainment, Ltd., bearing interest
at the prime rate, payable in two equal installments during
the years 2000 and 2001                                                     -       900,000

Note payable to CD Entertainment, Ltd., maturing August 2001, with monthly interest payment at the Lender's cost of funds
plus one-half percent                                                       -       300,000

Note payable to CD Entertainment, Ltd., maturing September
2001, with monthly interest payment at the Lender's cost of
funds plus one-half percent                                                 -       475,000

Installment loans and capitalized leases collateralized by
certain vehicles, machinery and equipment, maturing at
various dates through September 2000, at interest rates
ranging from 8.125% to 10.5%                                                -        51,543

Note payable to Ryan Incorporated Central, bearing monthly
interest at 10%, payable in six equal monthly payments
commencing January 1, 2000                                                  -       142,735
                                                                 ------------  ------------
                                                                   27,833,643    27,749,278
Less current maturities                                               935,706    15,974,278
Current maturities - related parties                                        -     8,800,000
                                                                 ------------  ------------
                                                                   26,897,937     2,975,000
Less long-term debt - related parties                              25,737,937     1,225,000
                                                                 ------------  ------------
Long-term debt, including capital lease obligations               $ 1,160,000   $ 1,750,000
                                                                 ============  ============

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

     Scheduled maturities of notes payable and capital lease obligations are as follows:

     2001                   $   935,706
     2002                     1,290,000
     2003                     1,290,000
     2004                     1,290,000
     2005                    23,027,937
                            -----------
                            $27,833,643
                            ===========

5.   Income Taxes

     Significant components of the provision for (benefit from) income taxes are as follows:

                                               (In Thousands)
                                           Years Ended December 31,
                                         2000        1999        1998
                                         ----------------------------
     Current:
        Federal                          $  -        $  -        $  -
        State                               -           -           -
                                         ----------------------------
     Deferred:
        Federal                             -           -         (57)
        State                               -           -         (27)
                                         ----------------------------
                                            -           -         (84)
                                         ----------------------------
     Total                               $  -        $  -        $(84)
                                         ============================

                            COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5.    Income Taxes - (Continued)

     Deferred income tax assets (liabilities) consist of the following:


                                         (In Thousands)
                                          December 31,
                                    2000       1999     1998
                                    ------------------------
Assets
 Net operating loss               $ 5,131   $ 3,795   $ 2,828
Liabilities
 Depreciation and amortization     (1,374)     (848)     (276)
                                  -------   -------   -------
Net deferred tax asset              3,757     2,947     2,552
Valuation allowance                (3,757)   (2,947)   (2,552)
                                  -------   -------   -------
Deferred tax asset                $     -   $     -   $     -
                                  =======   =======   =======

     Income tax expense (benefit) as reported differs from the amounts computed by applying the statutory federal income tax rate to pre-tax income as follows:

                                                      Year Ended December 31,
                                                     2000     1999      1998
                                                     -----------------------
Income taxes at statutory rate                       $(975)  $(386)  $(1,798)
Increases (decreases) resulting from state taxes,
 net of federal income tax benefit                    (113)    (45)     (209)
Other                                                  278      36         -
Valuation allowance                                    810     395     1,923
                                                     ------  ------  -------
                                                     $   -   $   -   $   (84)
                                                     ======  ======  =======

     At December 31, 2000, the Company has net operating loss carryforwards of approximately $13.5 million for income tax purposes that expire in years 2012 through 2020. A valuation allowance has been recognized to reduce the deferred tax assets by the entire amount.

                            COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     Virginia Concessions, L.L.C., ("VAC"), an affiliate of a shareholder, has an agreement with the Company to manage the food and beverage concessions at the Company's Racing Centers. The amended agreement states that the Company receives 100% of VAC's net income or loss. VAC had net income of approximately $70,000 (unaudited) and $141,000 (unaudited) in 2000 and 1999, respectively and incurred a loss of approximately $7,000 in 1998. Accounts receivable from VAC related to these agreements amounted to approximately $243,000, $245,000 and $181,000 at December 31, 2000, 1999 and 1998, respectively.

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

     In August 2000 the Company entered into an agreement with CD Entertainment, Ltd. ("CD Entertainment"), an affiliate of the Chairman and CEO of the Corporation, to refinance the $15 million in loans from PNC Bank that cam due on June 30, 2000. The refinanced former PNC debt and the Company's existing debt to related parties was consolidated into a $25.7 million credit facility with a term of five (5) years and an interest rate of LIBOR on the date funds are drawn, plus 3%. Under the terms of the Credit facility, principal payments of $1 million each are due on June 30, 2002, 2003 and 2004, with the balance due on June 30, 2005. In addition, the Company has agreed to make an additional annual principal payment commencing in 2002 contingent upon the Company's annual cash flow. The Company's racetrack property and the Racing Center located in Hampton serve as collateral for the loan. Additionally, the Company has pledged its limited partnership interest in Colonial Downs, L.P. and its shares of Stansley Racing Corp., both of which are subsidiaries of the Company, to CD Entertainment. This collateral package is identical to that provided to PNC for the PNC Credit Facility with the additional deeds of trust on the Racing Centers.

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

     The following are the future estimated minimum commitment relating to non-cancelable operating agreements and leases:

                                   Broadcasting
                                   Simulcasting
                                        and
Year ended December 31,             Totalisator      Other        Total
-----------------------            ------------    --------    ----------

         2001                        $1,240,000    $185,000    $1,425,000
         2002                           689,000     179,000       868,000
         2003                                 -     155,000       155,000
         2004                                 -     112,000       112,000
         2005                                 -      57,000        57,000
                                     ----------    --------    ----------
                                     $1,929,000    $688,000    $2,617,000
                                     ==========    ========    ==========

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

                            COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.  Stock Options - (Continued)

                                     Weighted
                                     Average
                                     Exercise   Available        Options
                                       Price     for Grant    Outstanding
                                     --------  -----------    -----------

Balance at December 31, 1997           $9.86      108,000        192,000
Granted                                 1.00      (79,000)        79,000
Forfeited                               1.00       26,000        (26,000)
                                     --------  -----------    -----------
Balance at December 31, 1998           $2.93       55,000        245,000
Granted                                 1.50      (15,000)        15,000
Forfeited                               1.00       21,200        (21,200)
Shares added to plan                       -       95,000              -
                                     --------  -----------    -----------
Balance at December 31, 1999           $2.28      156,200        238,800
Granted                                 1.06       (2,500)         2,500
Forfeited                               1.00        3,200         (3,200)
                                     --------  -----------    -----------
Balance at December 31, 2000           $2.29      156,900        238,100
                                     ========  ===========    ===========



                                          Options Outstanding                        Options Exercisable
                              ------------------------------------------------------------------------------
                                                Weighted          Weighted                         Weighted
                                                 Average          Average                          Average
                                                Remaining         Exercise                         Exercise
                                 Number        Contractual        Price Per         Number         Price Per
 Range of Exercise Prices      of Shares       Life (years)         Share          of Shares         Share
--------------------------    -----------     --------------     -----------      -----------     ----------

$1.00 - 1.79                    208,100            6.99            $   1.11         122,300         $ 1.10
$10.45                           30,000            6.26               10.45          30,000          10.45
                              -----------     --------------     -----------      -----------     ----------
                                238,100            6.97            $   2.29         152,300         $ 2.94

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

     If the accounting provisions of SFAS 123 had been adopted, the effect on 2000, 1999 and 1998 loss would have been as follows (In Thousands, Except Per Share Data):


                                               2000       1999       1998
                                               ----       ----       ----
Net loss:
  Reported                                   $(2,869)   $(1,139)   $(5,288)
  Proforma                                    (2,871)    (1,148)    (5,299)
Basic and diluted loss per share:
  Reported                                   $ (0.39)   $ (0.16)   $ (0.73)
  Proforma                                     (0.39)     (0.16)     (0.73)

     For purposes of computing the proforma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 70%, risk-free interest rate of 6.62%, 6.08% and 5.04%, respectively, and expected lives of seven,-two to ten, and three to ten years. Substantially all options become vested and exercisable evenly over a five-year period. The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 are is $.76, $1.38 and $1.47 per share, respectively.

11.  Quarterly Financial Data (Unaudited)

     Condensed quarterly consolidated financial data, in thousands (except per share data), is shown as follows:

2000 quarterly information:
                                 1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
             Net revenue            $6,900       $ 6,975        $7,656       $ 7,671
             Gross profit            1,727         1,560         1,425           787
             Net loss                 (186)         (328)         (832)       (1,523)
             Loss per share          (0.03)        (0.05)        (0.11)        (0.20)

1999 quarterly information:
                                 1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
             Net revenue            $7,024       $ 7,233        $7,781       $ 7,313
             Gross profit            2,680         1,712         1,852         2,125
             Net loss                  515        (1,031)         (647)           24

             Loss per share           0.07         (0.14)        (0.09)            -

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

     Jacobs proposed price per share of $1.00 was approximately four times the closing price of the Company's registered common stock on February 27, 2001, as stated on the NASDAQ OTC Market (which closing price was $0.24 per share). The final price will be based on negotiations with the Special Committee, and will be payable in cash. The Special Committee intends to employ independent legal counsel and a financial advisor to assist it in analyzing the offer and negotiating with Mr. Jacobs.

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
                                   President of Jacobs Investment, Inc. for more than twenty years and is responsible for that company's day-to-day operations. Mr. McKinley has over twenty years' experience in restaurant operations and real estate development and management. Mr. McKinley has been a director of the Company since March
                                   1997. Mr. McKinley's term as a director
                                   expires in 2001.

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

                           SUMMARY COMPENSATION TABLE

                                   Annual Compensation                              Long Term Compensation
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         Awards          Payouts
                                                                        ----------------------------------------
                                                                        Restricted      Options/           LTIP         All
Name and                                                    Other         Stock           SARs           Payouts        Other
Principal Position        Year     Salary      Bonus    Compensation      Awards         (#)(3)            ($)       Compensation
--------------------      ----     ------      -----    ------------      ------         ------            ---       ------------
                          2000    $120,000      (1)         (2)             (1)           (1)              (1)           (1)
Jeffrey P. Jacobs         1999     120,000      (1)         (2)             (1)           (1)              (1)           (1)
Chief Executive           1998     120,000      (1)         (2)             (1)           (1)              (1)           (1)
Officer

                          2000    $150,000      (1)         (2)             (1)           (1)              (1)           (1)
Ian M. Stewart            1999     135,584      (1)         (2)             (1)         10,000             (1)           (1)
President                 1998     120,000      (1)         (2)             (1)         10,000             (1)           (1)

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

                 EMPLOYEE GRANTS OF STOCK OPTIONS IN 2000

          None

                  NON-EMPLOYEE GRANTS OF STOCK OPTIONS IN 2000

Exercise of Stock Options in 2000

--------------------------------------------------------------------------------------------------------------------------
                                                                                                   Potential Realizable
                                                                                                           Value
                                         Percentage of Total                                      at Assumed Annual Rates
                          Number of            Options                                                of Stock Price
                         Securities           Granted to           Exercise                            Appreciation
                         Underlying         Non-Employees           Prices         Expiration       Per Option Term/1/
                                                                                                    ------------------
   Recipient           Option Granted       in Fiscal Year         Per Share          Date
   ---------           --------------       --------------         ---------          ----
--------------------------------------------------------------------------------------------------------------------------
                                                                                                        5%            10%
--------------------------------------------------------------------------------------------------------------------------
John Mooney                      2,500                    100%            $1.06         3/10/09                     $1,550
--------------------------------------------------------------------------------------------------------------------------

/1/ In accordance with Securities and Exchange Commission rules, these columns showed gains that might exist for the respective options, assuming that the market price of Colonial Holdings' common stock appreciates from the date of grant over a period of ten years at the annualized rates of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the individual employee from these options will be zero.

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


           Amount and Nature of Beneficial Ownership of Common Stock

                                                                                                         Voting Power
                                                               Percent of Common Outstanding             as Percent of
                                                                                                         Common Stock
 Name of Beneficial Owner        Class A       Class B        Class A       Class B          All           Outstanding(1)
---------------------------      -------    -------------    ----------    ---------         ---           ---------------
CD Entertainment Ltd. (2)
1231 Main Avenue
Cleveland, OH 44113            26,106,456(3)    2,010,000       87.0%        89.6%          87.2%             87.7%

Jeffrey P. Jacobs (4)          26,126,456       2,010,000       87.1%        89.6%          87.3%             87.8%

Arnold W. Stansley                478,879          ---           1.5%         ---            1.4%              1.1%

James M. Leadbetter
110 Arco Drive
Toledo, Ohio 43607                216,581         225,000         *          10.0%           5.11.3%           3.2%

Stephen Peskoff (5)                67,518          ---            *           ---             *                 *

Ian M. Stewart (6)                 30,000          ---            *           ---             *                 *

David C. Grunenwald (6)            13,088          ---            *           ---             *                 *

Robert H. Hughes (6)               13,088          ---            *           ---             *                 *

Patrick J. McKinley (6)            13,150          ---            *           ---             *                 *

All executive officers
and directors as a group
(8 persons) (7)                27,008,760       2,010,000       90.0%        89.6%          90.0%             89.6%
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

          CD Entertainment Ltd. In August 2000 the Corporation entered into an agreement with CD Entertainment Ltd. ("CD Entertainment"), an affiliate of the Chairman and CEO of the Corporation, to refinance the $15 million in loans from PNC Bank that came due on June 30, 2000. The refinanced former PNC debt and the Corporation's existing debt to related parties was consolidated into a $25.7 million credit facility with a term of five (5) years and an interest rate of LIBOR on the date funds are drawn, plus 3%. Under the terms of the Credit facility, principal payments of $1 million each are due on June 30, 2002, 2003, and 2004, with the balance due on June 30, 2005. In addition, the Corporation has agreed to make an additional annual principal payment commencing in 2002 contingent upon the Corporation's annual cash flow. The Corporation's Racetrack property and the Racing Center located in Hampton serve as collateral for the loan. Additionally, the Corporation has pledged its limited partnership interest in Colonial Downs, L.P. and its shares of Stansley Racing Corp., both of which are

Item 13.  Certain Relationships and Related Transactions - (Continued)

subsidiaries of the Corporation, to CD Entertainment. This collateral package is identical to that provided to PNC for the PNC Credit Facility with the additional deeds of trust on the Racing Centers.

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

          10.28 Agreement of Guaranty and Suretyship (Payment), between Colonial Downs Holdings, Inc. and PNC Bank, N.A. (2)
          10.29  Promissory Note payable to Citizens and Farmers Bank (3)
          10.30 Business Loan Agreement between the Company, the Partnership, and Citizens and Farmers Bank (3)
          10.31  Commercial Security Agreement among the Company, the
                 Partnership, and Citizens and Farmers Bank (3)
          10.32  Subordinated Agreement (Lighting) among the Company, CD
                 Entertainment, the Partnership, and David F. Belkowitz and James W. Theobold (3)
          10.33 Employment Agreement dated June 23, 1997 between the Company and Ian M. Stewart (3)
          10.34 Souvenir and Gift Concessions Agreement dated August 1, 1997, by and between the Partnership, and Stansley Racing Corp., and Colonial Gifts and Sportswear, Inc. (4)
          10.35 First Amendment to Deed of Trust Note and Construction Loan Agreement dated as of February 27, 1998, between Colonial Downs, L.P., and PNC Bank, N.A. (5)
          10.36 Convertible Subordinated Note, dated August 26, 1998 in the principal amount of $1.0 million issued to CD Entertainment Ltd. (6)
          10.37 Deed of Trust, Assignment of Rents and Leases, and Security Agreement and Assignment thereto to CD Entertainment Ltd. (6)
          10.38 Amended and Restated Management and Consulting Agreement and Addendum between the Company and Maryland-Virginia Racing Circuit, Inc., dated January 15, 1999
          10.39 Agreement between Delmarva Properties, Inc. and the Company dated January 15, 1999
          10.40 Forbearance Agreement dated January 11, 1999 between the Company and PNC Bank, N.A.
          10.41  Second Amendment to Standardbred Horsemen's Agreement (1)
          10.42  Thoroughbred Horsemen's Agreement (8)
          10.43 Promissory note payable to Norglass, Inc. dated September 24, 1999 (9)
          10.44 Promissory note payable to CD Entertainment, Ltd., dated September 30, 1999 (9)
          10.45 Promissory note payable to CD Entertainment, Ltd., dated August 31, 1999 (9)
          10.46 Promissory note payable to CD Entertainment, Ltd., dated August 15, 1999 (9)
          10.47 Employment Agreement, dated as of June 23, 1999, between Ian M. Stewart and the Company
          10.48 Assignment, dated as of August 30, 2000, between PNC Bank, National Association , and CD Entertainment, Ltd.
          10.49 Amended and Restated Loan Agreement dated as of August 30, 2000 between Colonial Downs, L.P., the Company, and CD Entertainment, Ltd.
          10.50 Amended and Restated Convertible Term Note dated as of August 30, 2000 between PNC Bank, National Association and Colonial Downs, L.P.
          10.51 Credit Line Convertible Note dated as of August 30, 2000 between the Company and CD Entertainment, Ltd.
          10.52 Amendment to Second Deed of Trust dated August 30, 2000 between the Company and CD Entertainment, Ltd.
          10.53  Jalou Management Agreement
          21.1   Subsidiaries of the Registrant (1)

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

/s/    Jeffrey P. Jacobs                       /s/      Robert H. Hughes
------------------------                       -------------------------
Jeffrey P. Jacobs, Chief Executive Officer,    Robert H. Hughes,
Chairman of the Board, Director                Director
March 30, 2001                                 March 30, 2001

/s/    Arnold W. Stansley                      /s/      David C. Grunenwald
-------------------------                      ----------------------------
Arnold W. Stansley,                            David C. Grunenwald,
Director                                       Director
March 30, 2001                                 March 30, 2001

/s/    Stephen D. Peskoff                      /s/       Patrick J. McKinley
-------------------------                      -----------------------------
Stephen D. Peskoff,                            Patrick J. McKinley,
Director                                       Director
March 30, 2001                                 March 30, 2001

/s/    Ian M. Stewart
---------------------
Ian M. Stewart,
Chief Financial Officer
March 30, 2001