Form 10-Q
period 2001-09-30
COLONIAL HOLDINGS INC
filed 2001-11-16
CIK 1027430

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the Quarterly Period ended September 30, 2001
    [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

Number of Shares of Class A Common Stock outstanding as of November 12, 2001 -
                                    5,815,239
Number of Shares of Class B Common Stock outstanding as of November 12, 2001 -
                                    1,452,500

                            COLONIAL HOLDINGS, INC.
                                      INDEX

                                                                           Page
PART I.   FINANCIAL STATEMENTS AND NOTES                                  Number
                                                                          ------

          Item 1.     Financial Statements and Notes                           3

          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations            9

          Item 3.     Quantitative and Qualitative Disclosures
                      About Market Risk                                       14

PART II   OTHER INFORMATION

          Item 1.     Legal Proceedings                                       15

          Item 2.     Changes in Securities                                   15

          Item 3.     Defaults Upon Senior Securities                         15

          Item 4.     Submission of Matters to a Vote of Security Holders     15

          Item 5.     Other Information                                       15

          Item 6.     Exhibits and Reports on Form 8-K                        15

                            COLONIAL HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           (Unaudited)
                                                          September 30,    December 31,
ASSETS                                                        2001             2000
Current assets:
  Cash and cash equivalents                              $        1,682   $       1,119
  Horsemen's deposits                                             1,885             602
  Accounts receivable                                               679             351
  Prepaid expenses and other assets                                 390              97
        Total current assets                                      4,636           2,169
Property, plant and equipment
  Land and improvements                                          15,761          15,640
  Buildings and improvements                                     48,776          48,586
  Equipment, furnishings, and fixtures                            3,146           2,972
  Leasehold improvements                                          1,124           1,124
                                                                 68,807          68,322
  Less accumulated depreciation                                   6,573           5,433
        Property, plant and equipment, net                       62,234          62,889
Licensing costs, net of accumulated
  amortization of $372 and $337, respectively                       666             703
Other assets                                                         83              92
Total assets                                             $       67,619   $      65,853

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $        3,177   $       2,967
  Purses due horsemen                                             1,760             306
  Accrued liabilities and other                                   1,149             740
  Accrued interest payable                                        2,127           1,349
 Current maturities of long-term debt                               909             936
 Current maturities of long-term debt - related parties           1,000               -
        Total current liabilities                                10,122           6,298
Long-term debt                                                      943           1,160
Notes payable - related parties                                  25,238          25,738
        Total liabilities                                        36,303          33,196

Commitments and contingencies

Stockholders' equity
  Class A, common stock, $0.01 par value; 12,000 shares
   authorized; 5,815 shares issued and outstanding                   58              50
  Class B, common stock, $0.01 par value; 3,000 shares
   authorized; 1,452 shares issued and outstanding                   15              23
  Additional paid-in capital                                     42,873          42,873
  Accumulated deficit                                           (11,630)        (10,289)

        Total stockholders' equity                               31,316          32,657
Total liabilities and stockholders' equity               $       67,619   $      65,853

    The accompanying notes are an integral part of the financial statements.

                                COLONIAL HOLDINGS, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      (Unaudited)               (Unaudited)
                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                    2001         2000         2001         2000
                                                 -----------  -----------  -----------  ----------
Revenues
  Pari-mutuel and simulcasting commissions       $    7,838   $    7,083   $   21,445   $  20,216
  Other                                                 785          573        1,815       1,313
                                                 -----------  -----------  -----------  ----------
    Total revenues                                    8,623        7,656       23,260      21,529

Operating expenses
  Direct operating expenses
    Purses, fees, and pari-mutuel taxes               3,310        3,006        9,350       8,688
    Simulcast and other direct expenses               3,675        3,225        9,007       8,131
                                                 -----------  -----------  -----------  ----------
      Total direct operating expenses                 6,985        6,231       18,357      16,819

  Selling, general and administrative expenses        1,020        1,138        2,507       2,744
  Privatization costs                                   210            -          538           -
  Depreciation and amortization                         388          415        1,178       1,265
                                                 -----------  -----------  -----------  ----------
    Total operating expenses                          8,603        7,784       22,580      20,828
                                                 -----------  -----------  -----------  ----------

Earnings (loss) from operations                          20         (128)         680         701
Interest expense, net                                  (674)        (704)      (2,021)     (2,049)
                                                 -----------  -----------  -----------  ----------
Loss before income taxes                               (654)        (832)      (1,341)     (1,348)
Provision for (benefit from) income taxes                 -            -            -           -
                                                 -----------  -----------  -----------  ----------
               Net loss                          $     (654)  $     (832)  $   (1,341)  $  (1,348)
                                                 ===========  ===========  ===========  ==========

Earnings (loss) per share data:
  Basic and diluted loss per share               $    (0.09)  $    (0.11)  $    (0.18)  $   (0.19)
  Weighted average number of shares outstanding       7,267        7,267        7,267       7,267


    The accompanying notes are an integral part of the financial statements.

                            COLONIAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     (Unaudited)
                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2001         2000
                                                              -----------  -----------
OPERATING ACTIVITIES:
Net loss                                                      $   (1,341)  $   (1,348)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                                    1,178        1,265
Changes in operating assets and liabilities:
  Increase in accounts receivable and other assets                  (614)        (432)
  Increase in trade accounts payable and accrued liabilities       1,438        1,085
  Increase in horsemen's deposits net of purses due horsemen         171          764
                                                              -----------  -----------
Net cash provided by operating activities                            832        1,334
                                                              -----------  -----------

INVESTING ACTIVITIES:
  Capital expenditures, net of disposals                            (485)        (251)
  Decrease in construction payables                                  (40)      (1,850)
                                                              -----------  -----------
Net cash used in investing activities                               (525)      (2,101)
                                                              -----------  -----------

FINANCING ACTIVITIES:
  Proceeds from long-term debt, capital leases, and other            990       25,397
  Payments on long-term debt and capital leases                     (734)     (24,109)
                                                              -----------  -----------
Net cash provided by financing activities                            256        1,288
                                                              -----------  -----------
               Net increase in cash and cash equivalents             563          521
Cash and cash equivalents, beginning of period                     1,119        1,313
                                                              -----------  -----------
Cash and cash equivalents, end of period                      $    1,682   $    1,834
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

     In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and its cash flows for the respective three and nine month periods ended September 30, 2001 and 2000. Interim results for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2001.

     Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities (which can consist of stock options and warrants) that could share in earnings of an entity.

     Certain reclassifications have been made in the prior period's financial statements in order to conform to the September 30, 2001 presentation.

2.   LONG-TERM  DEBT  AND  NOTES  PAYABLE-RELATED  PARTIES

     Long-Term Debt and Notes Payable-Related Parties consisted of the following:

                                                                  September 30,   December 31,
                                                                       2001           2000
Credit facility payable to CD Entertainment, Ltd., maturing
June 2005, with monthly interest payments at 9.96% and
principal payments of $1 million each due June 30, 2002,
2003 and 2004, with all unpaid principal and interest due
2005, collateralized by substantially all assets of
the Company                                                       $   26,237,937  $  25,737,937


                            COLONIAL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. LONG-TERM DEBT AND NOTES PAYABLE-RELATED PARTIES - (CONTINUED)

                                                                  September 30,   December 31,
                                                                       2001           2000

Note payable to Maryland Jockey Club, maturing December
2005, bearing interest at a rate of 7.75% payable quarterly for the first two years and equal installments of principal plus interest to be paid quarterly over the remaining five year
term of the note, beginning in the first quarter of 2001               1,232,500      1,450,000

Note payable to Maryland Jockey Club, bearing interest at
the prime rate (6.0% at September 30, 2001), payable in two
equal installments during the years 2000 and 2001                        300,308        300,308

Note payable to a bank, maturing August 2002, bearing
interest at 8.5%, with monthly principal payment of $15,000,
collateralized by certain fixed assets.                                  165,000        300,000

Notes payable to an insurance company, maturing in 2001,
bearing interest at 7.52%                                                153,455         45,398

                                                                      28,089,200     27,833,643
Less current maturities                                                  908,763        935,706
Current maturities - related parties                                   1,000,000              -
                                                                      26,180,473     26,897,937
Less long-term debt - related parties                                 25,237,937     25,737,937
Long-term debt                                                    $      942,500  $   1,160,000

3.   PROPOSED  PRIVATIZATION

     On June 11, 2001, the Company announced the execution of a merger agreement. Pursuant to the merger agreement, Gameco, Inc., an entity owned and controlled by Jeffrey P. Jacobs, Chairman of the Board and Chief Executive Officer of the Company, agreed to pay $1.10 per share, in cash, for each share of common stock of the Company not currently owned by Mr. Jacobs or his affiliates. If the transaction is consummated, the Company will become a wholly-owned subsidiary of Gameco. Consummation of the transaction is subject to various conditions, including, among other things, the approval by the Company's stockholders and the obtaining of various regulatory approvals. In an order dated July 31, 2001, the Virginia Racing Commission approved the acquisition by Gameco of more than a five percent (5%) interest in the entities licensed by the Commission. The Commission's approval is not a recommendation regarding shareholder approval or disapproval of the proposed merger.

4.   Subsequent Event

     Colonial Holdings' Board of Directors agreed to an amendment to the merger agreement among Colonial Holdings, Gameco Acquisition, Inc. and Jeffrey P. Jacobs. Pursuant to the amendment, Colonial Holdings agreed to extend the closing date of the proposed merger from no later than December 31, 2001 to no later than April 1, 2002. In exchange for the extension, Gameco and Mr. Jacobs agreed to increase the offering price for shares of Colonial Holdings from $1.10 to $1.12 per share and to provide up to $300,000 of working capital (in addition to the $1 million committed thorough December 31, 2001) to Colonial Downs for the first quarter of 2002.

5.   Equity

     CD Entertainment, Ltd. converted 790,000 shares of Class B common stock to Class A common stock in September 2001.

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

     The Company's revenues are comprised of (i) pari-mutuel commissions from wagering on races broadcast from out-of-state racetracks to the Company's Racing Centers and the Track using import simulcasting; (ii) wagering at the Track and the Company's Racing Centers on its live races; (iii) admission fees, program and racing form sales, and certain other ancillary activities; (iv) commissions from food and beverage sales and concessions; (v) fees from wagering at out-of-state locations on races run at the Track using export simulcasting; and
(vi) starting in 2001, management fees generated by Colonial Holdings Management, Inc. (Colonial Management), a wholly owned subsidiary of the Company for the operation of truckstops and gaming assets owned by an affiliate of the Company's largest shareholder.

PROPOSED  PRIVATIZATION

     On June 11, 2001, the Company announced the execution of a merger agreement. Pursuant to the merger agreement, Gameco, Inc., an entity owned and controlled by Jeffrey P. Jacobs, Chairman of the Board and Chief Executive Officer of the Company, agreed to pay $1.10 per share, in cash, for each share of common stock of the Company not currently owned by Mr. Jacobs or his affiliates. If the transaction is consummated, the Company will become a wholly-owned subsidiary of Gameco. Consummation of the transaction is subject to various conditions, including, among other things, the approval by the Company's stockholders and the obtaining of various regulatory approvals. In an order dated July 31, 2001, the Virginia Racing Commission approved the acquisition by Gameco of more than a five percent (5%) interest in the entities licensed by the Commission. The Commission's approval is not a recommendation regarding shareholder approval or disapproval of the proposed merger.

     Consummation of the transaction remains subject to other conditions, including approval by Colonial Holdings' shareholders. Shareholders will be asked to vote on the merger agreement at a special meeting of shareholders. Colonial Holdings will file and mail to its shareholders, a definitive proxy statement. Shareholders are urged to read the proxy statement carefully before making a decision about the proposed merger. If the merger is consummated, the registrant will become a wholly owned subsidiary of Gameco, and will cease to be a public company. Gameco is an entity controlled by Jeffrey P. Jacobs, Chairman of the Board and Chief Executive Officer of the Company.

PROFIT  CENTER  ANALYSIS

     For the three and nine months ended September 30, 2001, net loss was $654,000 and $1,341,000, respectively, compared to net loss of $832,000 and $1,348,000 for the corresponding periods of the prior year. Net income at the Racing Centers decreased by $92,000 and $55,000, respectively, compared to the corresponding three and nine month periods of the prior year. Net loss for the

Track and live racing operations decreased by $368,000 and $267,000, respectively, and corporate overhead, including Colonial Management, increased by $98,000 and $205,000, respectively, for the three and nine months ended September 30, 2001 compared to the corresponding periods of the prior year. Corporate overhead includes privatization costs of $210,000 and $538,000 for the three and nine month periods ended September 30, 2001, respectively. For the three and nine months ended September 30, 2001 Colonial Management generated $108,000 and $222,000, respectively, in net management fees. An analysis of these changes is set forth below in reviews of the operations at the Racing Centers and the Track, respectively.

     Racing  Centers

     Revenues at the Racing Centers increased $128,000 and $586,000 for the three and nine month periods ended September 30, 2001, respectively, compared to the corresponding periods of the prior year. These results reflect an increase in amounts wagered ("handle") for the nine months ended September 30, 2001. Direct expenses, which correlate with changes in handle, increased by $114,000 and $403,000 for the three and nine months ended September 30, 2001, respectively, compared to the corresponding periods of the prior year. The Company recorded an offset to purse expense for the anticipated repayment of loans to the horsemen that was $60,000 less than the amount recorded in 2000 for the three month period ended September 30, 2001 and $180,000 less than the amount for the nine-month period ended September 30, 2001. Other operating expenses increased $46,000 and $58,000 for the three and nine month periods ended September 30, 2001, respectively.

     The Company entered into a three year agreement with the Virginia Horsemen's Benevolent and Protective Association ("VaHBPA"), effective January 1, 1999, that set a minimum payment of $3.125 million for 1999 purses, with 25 days of live racing with average daily purses of no less than $125,000. Of the total $3.125 million guaranteed payments, $1.5 million was considered to be an advance of purse money due in years 2000 and 2001. Per the agreement, the Company has contributed 5 1/4% of the Handle generated on simulcast thoroughbred racing to the thoroughbred purse account in 2000 and in 2001. In 2000, the purse account repaid $750,000 of the advance plus interest thereon back to the Company, effectively reducing the Company's 2000 purse expense. As a result of an increase in purse expenditures for the 2001 thoroughbred meet, the Company believes that its contractually required payments into the purse account will not exceed the purse expenditure for 2001 by enough to facilitate repayment of the entire remaining $750,000. The Company anticipates that approximately $500,000 of the remaining $750,000 due from the purse account will be repaid in 2001. Accordingly, an adjustment has been made to effectively reduce purse expense for the nine months ended September 30, 2001 by $375,000. The remaining unpaid balance of the advance will reduce purse expense when considered collectible.

     Track

     Losses at the Track decreased by $368,000 and $267,000 for the three and nine month periods ended September 30, 2001, respectively, compared to the corresponding periods of the prior year. This decrease is primarily due to the results of the 2001 thoroughbred meet. The 2001 thoroughbred meet commenced July 3 and ended August 7, 2001. There were 25 days of live thoroughbred racing during the three and nine months ended September 30, 2001, compared to 19 days of live thoroughbred racing during the corresponding period of the prior year. The 2000 live thoroughbred meet concluded with an additional 13 days in October. Net income from the thoroughbred meet for the three and nine month periods ended September 30, 2001 increased by $422,000 and $186,000, respectively, compared to the corresponding periods of the prior year. The significant increase in net income for the live thoroughbred meet for the three month period ended September 30, 2001 was primarily due to the timing of related advertising costs which were expensed in the second quarter of 2001. The advertising costs related to the 2000 live thoroughbred meet were expensed in the third quarter of 2000. Non-racing revenue at the Track increased $5,000 and $52,000, respectively, compared to the corresponding periods of the prior year. The increase in non-racing revenue is the result of efforts to expand the uses of the Track during periods when there is no live racing. Overhead and other costs associated with maintaining the Track increased by $59,000 and decreased by $29,000 for the three and nine month periods ended September 30, 2001, respectively, compared to the corresponding period of the prior year.

     Corporate  Overhead  and  Colonial  Management

     The increase in corporate overhead is due primarily to legal, accounting and consulting costs of $210,000 and $538,000 for the three and nine month periods ended September 30, 2001, respectively, resulting from the proposed merger with Gameco, Inc., an affiliate of Jeffrey P. Jacobs, the Company's largest shareholder and CEO and Chairman of the Board, with the Company. For the three and nine month periods ended September 30, 2001, Colonial Management generated revenues of $179,000 and $438,000, respectively, and had $71,000 and $215,000, respectively, of related expenses from managing truckstops in Louisiana. Other corporate overhead items decreased $5,000 and $110,000, respectively, for the three and nine month periods ended September 30, 2001.

     Net  Interest  Expense

     Interest expense, net of interest income, was approximately the same for the three and nine months ended September 30, 2001 as for the corresponding periods of the prior year.

REVENUE  AND  EXPENSE  ANALYSIS

     The following table sets forth certain operating results as a percentage of total revenues for the periods indicated:

                                                            (Percentage  of  Net  Revenues)
                                                       Three Months Ended      Nine Months Ended
                                                         September  30,          September  30,
                                                     ----------  ----------  ----------  ----------
                                                        2001        2000        2001        2000
                                                     ----------  ----------  ----------  ----------
Revenues:
          Pari-mutuel and simulcasting commissions        90.9%       92.5%       92.2%       93.9%
          Other                                            9.1%        7.5%        7.8%        6.1%
                                                     ----------  ----------  ----------  ----------
                    Total revenues                       100.0%      100.0%      100.0%      100.0%
Direct operating expenses:
          Purses, fees, and pari-mutuel taxes             38.4%       39.3%       40.2%       40.4%
          Simulcast and other direct expenses             42.6%       42.1%       38.7%       37.8%
                                                     ----------  ----------  ----------  ----------
                    Total direct operating expenses       81.0%       81.4%       78.9%       78.2%
Selling, general, and administrative expenses             14.3%       14.9%       13.1%       12.7%
Depreciation and amortization                              4.5%        5.4%        5.1%        5.9%
                                                     ----------  ----------  ----------  ----------
Earnings (loss) from operations                             .2%      (1.7)%        2.9%        3.2%
Interest income (expense), net                           (7.8)%      (9.2)%      (8.7)%      (9.5)%
                                                     ----------  ----------  ----------  ----------
Loss before taxes                                        (7.6)%     (10.9)%      (5.8)%      (6.3)%

     Total Revenues. Total revenues for the three and nine month periods ended September 30, 2001 increased $967,000 (12.6%) and $1,731,000 (8.0%), respectively, from the corresponding periods of the prior year. Compared to the corresponding three and nine month periods ended September 30, 2000, track and live racing revenues increased $660,000 and $707,000, respectively. Revenues from the Racing Centers increased $128,000 and $586,000 for the three and nine month periods, respectively, ended September 30, 2001, compared to the corresponding periods of the prior year. The increase for the nine-month period is due, in part, from the Racing Centers' closure for two days in January 2000 because of snow and limited operations for several more days with limited simulcast signals due to the closure of several Northeastern tracks. Colonial Management revenue was $179,000 and $438,000 for the three and nine month periods, respectively, ended September 30, 2001.

     Direct Operating Expenses. As a percentage of revenues, direct operating expenses decreased 0.4% and increased 0.8%, respectively, for the three and nine month periods ended September 30, 2001, from the corresponding periods of the prior year. Purse expense increased $169,000 and $386,000, respectively, for the three and nine month periods ended September 30, 2001 compared to the corresponding periods of the previous year due to the increase in handle. Fees, pari-mutuel taxes, simulcast and other direct expenses increased $585,000 and $1,152,000 for the three and nine months, respectively, ended September 30, 2001, compared to the corresponding periods of the prior year. The increase in other direct expenses correlated to the increase in handle and the increase in live racing days during the period.

     Selling, General and Administrative Expenses (SG&A) and Privatization Costs. As a percentage of revenues, for the three and nine month periods ended September 30, 2001, SG&A decreased by 0.6% from 14.9% to 14.3% and increased by 0.4% from 12.7% to 13.1%, respectively. SG&A for the three and nine month periods ended September 30, 2001 includes costs associated with the proposed merger of $210,000 and $538,000, respectively.

     Net Earnings (Loss). Net loss for the three and nine month periods ended September 30, 2001 was $654,000 and $1,341,000, respectively, compared to net loss of $832,000 and $1,348,000 for the corresponding periods of the prior year.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since inception, the Company has incurred aggregate net losses of approximately $11.6 million and has a working capital deficit of $5.5 million at September 30, 2001. The Company's continued existence is dependent upon its ability to obtain adequate working capital to support its operations until they become profitable. The Company has been and continues to be largely dependent on the financial support of its principal stockholder, who through affiliated entities and related parties, is the holder of $26.2 million of debt from the Company as of September 30, 2001. In conjunction with the merger agreement with Gameco, the Company's principal shareholder has agreed to provide Colonial up to $1.0 million in working capital through December 31, 2001, a minimum of $600,000 of which must be in cash and $500,000 of which has been received as of September 30, 2001. The balance of the provision of working capital may be in the form of forgiveness of fees and expenses payable to Mr. Jacobs and his affiliates.

     Cash Flows. After adjusting the net loss of $1,341,000 for the nine months ended September 30, 2001 for non-cash items such as depreciation and amortization, $163,000 in cash was used. The increase in accounts payable and other operating liabilities provided $1,438,000 of cash. This was offset by the increases in accounts receivable and other assets which used $614,000. The increase in horsemen's deposits net of purses due to horsemen provided $171,000 of cash. As a result, total cash provided by operating activities was $832,000. Investing activities, consisting of capital expenditures and decreases in construction payables, utilized approximately $525,000 of cash. Financing activities provided approximately $256,000 of cash. Total cash and cash equivalents increased by $600,000 for the nine months ended September 30, 2001 to $1.7 million.

     The adoption of a provision in the thoroughbred horsemen's agreement allows the Company to contribute less than 5 % of handle early in the year and more than 5 % later in the year, for an aggregate annual contribution of 5 % of the thoroughbred handle. Because of the timing of the 2001 thoroughbred meet, sufficient funding had not yet accumulated in the purse account to support the agreed upon purse structure at the time the meet began. In an agreement between the VaHBPA, Jeffrey P. Jacobs and others, $1.9 million was advanced to the horsemen and deposited to the purse account to facilitate the payment of purses. The advance has and will continue to be repaid to Jeffrey P. Jacobs and others by the VaHBPA from the purse account as the funds become available through purse account funding from the Company.

     EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. The Company's EBITDA for the first nine months of 2001 and 2000 was approximately $1,858,000 and $1,966,000, respectively. The decrease in EBITDA is primarily due to lower earnings from operations due to changes in revenues, operating expenses and selling, general and administrative expenses discussed in "Results of Operations" above. EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is defined as the sum of income before interest, income taxes, and depreciation and amortization.

EFFECT  OF  INFLATION

     The impact of inflation on the Company's operations has not been significant in recent years. There can be no assurance, however, that a high rate of inflation in the future will not have an adverse effect on the Company's operating results.

SEASONALITY AND THE EFFECT OF INCLEMENT WEATHER

     Revenues and expenses relating to the Track may be higher during scheduled live racing than at other times of the year. In addition, weather conditions such as those produced by a hurricane (Hurricane Floyd struck the area in 1999) sometimes cause cancellation of outdoor horse races or curtail attendance, both of which reduce wagering. Attendance and wagering at both outdoor races and indoor Racing Centers also may be adversely affected by certain holidays and professional and college sports seasons as well as other recreational activities. Conversely, attendance and wagering may be favorably affected by special racing events which stimulate interest in horse racing, such as the Triple Crown races in May and June and the Breeders' Cup in November. As a result, the Company's revenues and net income may fluctuate from quarter to quarter. Given that a substantial portion of the Company's Track expenses are fixed, the loss of scheduled thoroughbred racing days could have a material adverse effect on the Company's profitability. The Company believes that simulcasting diminishes the effect of inclement weather on wagering.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Most of the Company's debt obligations at September 30, 2001 were either fixed rate obligations or variable rate obligations with its majority shareholder, which provide the Company various options in determining the rate of interest. Management therefore does not believe that the Company has any material market risk from its debt obligations.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             None

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

                                        COLONIAL HOLDINGS, INC.

                                        By:  /s/  Ian M. Stewart
                                        ----------------------------------------
                                        Ian M. Stewart, President
                                        and Chief Financial Officer
                                        November 16, 2001